Form 10QSB
period 1999-09-30
DYNAMIC IMAGING GROUP INC/FL
filed 1999-11-22
CIK 1079250

FORM 10-QSB



                       Securities and Exchange Commission
                              Washington D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               September 30, 1999
Commission file number:                     0-26449



                           DYNAMIC IMAGING GROUP, INC.
             (Exact name of registrant as specified in its charter)


  Florida                                                  65-0903895
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                           Identification No.)



                           3418 North Ocean Boulevard
                         Fort Lauderdale, Florida 33308
                    (Address of principal executive offices)
                                   (Zip code)

                                 (954) 564-1133
              (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes              No   X
                             -----           -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 1, 1999: 3,614,710 shares of common stock, $.001 par value per share.

                           DYNAMIC IMAGING GROUP, INC.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                      INDEX

                                                                                                     Page
                                                                                                     ----
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Balance Sheet (Unaudited)
                  September 30, 1999.................................................................  3
      Statements of Operations (Unaudited)
                  For the Nine Months and Three Months Ended September 30, 1999 and 1998.............  4
      Statement of Changes in Shareholders' Equity
                  For the Nine Months Ended September 30, 1999.......................................  5
      Statements of Cash Flows (Unaudited)
                  For the Nine Months Ended September 30, 1999 and 1998..............................  6

      Notes to Financial Statements.................................................................. 7-9

      Item 2 - Management's Discussion and Analysis of Financial Condition and
      Results of Operations......................................................................... 10-11


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings....................................................................    12

      Item 4 - Submission of Matters to a Vote of Security Holders..................................    12

      Item 6 - Exhibits and Reports on Form 8-K.....................................................    12

      Signatures....................................................................................    12

                             DYNAMIC IMAGING GROUP, INC.
                                    BALANCE SHEET
                                 September 30, 1999

                                                    ASSETS

CURRENT ASSETS:
    Cash                                                                                       $   3,503
    Accounts Receivable                                                                           57,715
    Subscriptions Receivable                                                                     115,000
    Due from Related Parties                                                                     195,190
                                                                                               ---------

        Total Current Assets                                                                     371,408

    Property and Equipment, at Cost (Net of Accumulated
        Depreciation of $9,560 )                                                                 153,285

    Security Deposit                                                                               2,590
                                                                                               ---------

        Total Assets                                                                           $ 527,283
                                                                                               =========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Note Payable                                                                               $  10,000
    Accounts Payable and Accrued Expenses                                                        150,929
    Accrued Salaries                                                                             210,000
    Deferred Income Taxes                                                                          1,620
    Due to Affiliated Company                                                                     14,079
    Customer Deposits                                                                              8,768
                                                                                               ---------

        Total Liabilities                                                                        395,396
                                                                                               ---------

STOCKHOLDERS' EQUITY:
    Preferred Stock (No Par Value; 5,000,000 Shares
        Authorized; No Shares Issued and Outstanding)                                               --
    Common Stock ($.001 Par Value; 50,000,000 Shares Authorized;
        5,609,710 Shares Issued and Outstanding )                                                  5,610
    Additional Paid-in Capital                                                                   965,125
    Accumulated Deficit                                                                         (690,848)
    Subscriptions Receivable                                                                    (148,000)
                                                                                               ---------

        Total Stockholders' Equity                                                               131,887
                                                                                               ---------

        Total Liabilities and Stockholders' Equity                                             $ 527,283
                                                                                               =========

   The accompanying notes are an integral part of these financial statements.

                           DYNAMIC IMAGING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    For the Three Months                  For the Nine Months
                                                                    Ended September 30,                   Ended September 30,
                                                                    -------------------                   -------------------
                                                                   1999               1998              1999               1998
                                                                   ----               ----              ----               ----
REVENUES                                                       $   165,818        $    15,767        $   356,089        $    49,282

COST OF SALES                                                       71,842             13,451            180,285             14,129
                                                               -----------        -----------        -----------        -----------

GROSS PROFIT                                                        93,976              2,316            175,804             35,153
                                                               -----------        -----------        -----------        -----------

OPERATING EXPENSES
    Advertising                                                      3,104              4,196             12,180              5,776
    Auto expense                                                     6,311               --               37,273               --
    Contract Labor                                                  82,988             14,953            163,196             16,904
    Depreciation                                                     6,000               --                9,000               --
    Insurance                                                        6,490               --               17,597               --
    Licenses and Permits                                              --                  160              1,274                316
    Office Supplies                                                  4,382                615             15,802                615
    Other                                                             (798)             3,175             17,583              3,173
    Postage and Delivery                                             4,292              3,027             13,864              3,369
    Printing and Reproduction                                          356              3,021             10,661              4,035
    Professional Fees                                                8,076               --               23,641              5,000
    Rent                                                            24,124              8,910             56,002             12,302
    Repairs and Maintenance                                          1,070                342              6,230                342
    Salaries                                                       114,551               --              349,126               --
    Telephone                                                        5,414              6,065             23,566              6,977
    Travel and Entertainment                                        17,714                712             55,743              2,668
    Utilities                                                        5,608              2,696             12,308              2,696
                                                               -----------        -----------        -----------        -----------

        Total Operating Expenses                                   289,682             47,872            825,046             64,173
                                                               -----------        -----------        -----------        -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                            (195,706)           (45,556)          (649,242)           (29,020)
                                                               -----------        -----------        -----------        -----------

PROVISION FOR INCOME TAXES:
    Current                                                           --                 --                 --                 --
    Deferred                                                          --                 --                 --                 --
                                                               -----------        -----------        -----------        -----------

                                                                      --                 --                 --                 --
                                                               -----------        -----------        -----------        -----------

NET LOSS                                                       $  (195,706)       $   (45,556)       $  (649,242)       $   (29,020)
                                                               ===========        ===========        ===========        ===========

BASIC AND DILUTED:
      Net Loss Per Common Share:                               $     (0.03)       $     (0.01)       $     (0.12)       $     (0.01)
                                                               ===========        ===========        ===========        ===========

      Weighted Common Shares Outstanding                         5,598,406          5,000,000          5,487,660          5,000,000
                                                               ===========        ===========        ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                              DYNAMIC IMAGING, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1999

                                                                 Common Stock
                                                                $.001 Par Value
                                                                ---------------            Additional
                                                             Shares         Amount       Paid-in Capital
                                                             ------         ------       ---------------
Balance at December 31, 1998                                5,000,000      $   5,000       $  45,000


Shares Issued in Connection with Offerings                    545,210            545         746,940


Shares Issued for Services                                     64,500             65         113,185


Recognition of officers compensation on donated services         --             --            60,000


Net Loss for the Six Months Ended June 30, 1999                  --             --               --
                                                            ---------      ---------       ---------


Balance at June 30, 1999                                    5,609,710          5,610         965,125
                                                            =========      =========       =========

[RESTUBBED TABLE]

                                                                                                     Total
                                                               Accumulated      Subscriptions     Stockholders'
                                                                Deficit          Receivable          Equity
                                                                -------          ----------          ------
Balance at December 31, 1998                                  $ (41,606)        $    --            $   8,394


Shares Issued in Connection with Offerings                         --             (66,750)           680,735


Shares Issued for Services                                         --             (81,250)            32,000


Recognition of officers compensation on donated services           --                --               60,000


Net Loss for the Six Months Ended June 30, 1999                (649,242)             --             (649,242)
                                                              ---------         ---------          ---------


Balance at June 30, 1999                                       (690,848)         (148,000)           131,887
                                                              =========         =========          =========


   The accompanying notes are an integral part of these financial statements.

                           DYNAMIC IMAGING GROUP, INC.
                             STATEMENT OF CASH FLOWS
              For the Nine Months Ended September 30, 1999 and 1998

                                                                                                      For the Nine Months Ended
                                                                                                            September 30,
                                                                                                            -------------
                                                                                                        1999                1998
                                                                                                        ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                                         $(649,242)           $ (29,020)
    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:

           Depreciation                                                                                  9,000                 --
           Common Stock Issued for Services                                                              2,000                 --
           Recognition of Officers' Compensation on Donated Services                                    60,000                 --

           (Increase) Decrease in:
             Accounts Receivable                                                                       (53,208)                --
             Due from Related Parties                                                                 (195,190)             (23,915)
             Security Deposits                                                                          (1,000)                --

           Increase (Decrease) in:
              Accounts Payable and Accrued Expenses                                                    119,081               50,019
              Accrued Salaries                                                                         210,000                 --
              Due to Related Parties                                                                    (7,408)                --
              Due to Affiliated Company                                                                 14,079                 --
              Customer Deposits                                                                          8,768                 --
                                                                                                     ---------            ---------

Net Cash Flows Used in Operating Activities                                                           (483,120)              (2,916)
                                                                                                     ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Property and Equipment                                                             (129,159)              (2,084)
                                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Note Payable                                                                         10,000                 --
     Net Proceeds from Issuance of Common Stock                                                        595,735                5,000
                                                                                                     ---------            ---------

Net Cash Flows Provided by Financial Activities                                                        605,735                5,000
                                                                                                     ---------            ---------

Net Increase in Cash                                                                                    (6,544)                --

Cash - Beginning of Period                                                                              10,047                 --
                                                                                                     ---------            ---------


Cash - End of Period                                                                                 $   3,503            $    --
                                                                                                     =========            =========

SUPPLEMENTAL INFORMATION:
   Cash Paid During Year for:
       Interest                                                                                      $    --              $    --
                                                                                                     =========            =========
 NONCASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of Common Stock for Subscription Receivable                                              $ 263,000            $    --
                                                                                                     =========            =========
   Common Stock Issued for Leasehold Improvements                                                    $  30,000            $    --
                                                                                                     =========            =========


   The accompanying notes are an integral part of these financial statements.

                           DYNAMIC IMAGING GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 1998 and notes thereto contained in the Report on Form 10-SB, as amended, of Dynamic Imaging Group, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results for the full fiscal year ending December 31, 1999.

NOTE 2- LOSS PER SHARE

Basic earnings per share is computed by dividing net loss, after adding back preferred stock dividends accumulated during the period, by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.
Diluted loss per common share is not presented because it is anti-dilutive.

NOTE 3 - DUE FROM RELATED PARTIES

The Company advanced funds to certain officers of the Company. The advances are non-interest bearing and are payable on demand.

NOTE 4 - NOTE PAYABLE
The Company has a note payable to an unaffiliated third party. The note is non-interest bearing, non-collateralized, and are payable on demand. As of September 30, 1999, the note payable to this third party amounted to $10,000. For the nine months ended September 30, 1999, the Company imputed interest on these notes at an annual rate of 12%.

NOTE 5- STOCKHOLDERS' EQUITY

Preferred Stock
---------------

The Company is authorized to issue 5,000,000 shares of Preferred Stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

                           DYNAMIC IMAGING GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (UNAUDITED)


NOTE 5- STOCKHOLDERS' EQUITY (Continued)

Common Stock
------------

During March 1998, the Company issued 5,000,000 shares of its common stock to founders of the Company for $5,000. In as much these individuals were accredited or otherwise sophisticated investors, and had access to all information concerning the Company, the transaction was exempt from registration under the Securities and Exchange Act of 1933 and the rules and regulations there under.


During March 1998, the Company granted options to three officers to acquire an aggregate of 4,500,000 restricted shares of common stock at an exercise price of $.80 per share. The options have been granted to these officers at a price equal to the market value of the shares at date of grant, become exercisable in five annual installments of 900,000 shares beginning on February 28, 2000, and expire not more than seven years after the date of grant. The fair value of the option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 100%; risk-free interest rate of 5.5%, and an expected life of 7 years. The fair value of options granted was minimal.


For the period ended December 31, 1998, the Company recorded officers' compensation expense of $45,000 relating to services donated to the Company.

During January 1999, the Company issued 250,300 shares of common stock at a price of $0.50 per share in accordance with Rule 504 under Regulation D promulgated under the Securities Act of 1933 for net proceeds of $125,150 to be used for the operations of the Company.


During February and March 1999, the Company issued 299,410 shares of common stock at a price of $2.50 per share in accordance with Rule 504 under Regulation D promulgated under the Securities Act of 1933 for net proceeds of $300,335 to be used for the operations of the Company and leasehold improvements amounting to $30,000. As of September 30, 1999, the Company had a subscription receivable amounting to $263,000 of which $115,000 was collected subsequent to the period.


During the nine months ended September 30, 1999, the Company recorded officers' compensation expense of $60,000 relating to services donated to the Company.

During June 1999, the Company issued 20,000 shares of restricted common stock in exchange for professional services rendered. These shares were valued at approximately $.10 per share, the fair values, and charged to operations.

In July 1999, the Company issued 40,000 shares of restricted common stock for proceeds of $25,000.

Subsequent to the period, the Company issued 5,000 shares of restricted common stock for net proceeds of $5,000.

                           DYNAMIC IMAGING GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (UNAUDITED)



NOTE 6 -COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represent certain amounts that are reported as components of stockholders' equity in the accompanying balance sheet, including foreign currency translation adjustments. For the nine months ending September 30, 1999, the Company had no comprehensive income.

NOTE 7 - FUTURE EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997. This statement changes the way public companies report information about segments of their business in their annual financial statements. This statement is effective for the Company's fiscal year ending December 31, 1999. However, information is not to be presented for interim financial statements in the first year of implementation. Adoption of SFAS No. 131 is not expected to have a material effect on the Company's financial statement disclosure.

ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

This report on Form 10-QSB contains forward-looking statements which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995 and which are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to the Company's dependence upon certain key personnel, its ability to manage its growth, the Company's success in implementing its business strategy, the Company's success in arranging financing where required, and the risk of economic and market factors affecting the Company or its customers. Many of such risk factors are beyond the control of the Company and its management.

Nine and three months ended September 30, 1999 compared to nine and three months ended September 30, 1998, respectively.

Net sales for the nine and three months ended September 30, 1999 were $356,089 and $165,818, respectively, as compared to sales for the nine and three months ended September 30, 1998 of $49,282 and $15,767, respectively. This increase is attributable to the fact that the Company only began its operations during March 1998 and had limited sales activity during the period.

Cost of sales was $180,285 or 51% of sales for the nine months ended September 30, 1999 as compared to cost of sales for the nine months ended September 30, 1998 of $14,129 or 29% of sales. This increase is attributable to the fact that the Company only began its operations during March 1998 and had limited sales activity during the period. Cost of sales increased as a percentage of net sales. This is due a greater percentage of graphic sales during the period ended September 30, 1998 as compared to display sales. The Company recognizes a greater gross profit margin from graphic sales as compared to display sales.

Operating expenses for the nine and three months ended September 30, 1999, which substantially consist of contract labor, rent, salaries, travel and entertainment and auto expense, amounted to $825,046 and $289,682, respectively, as compared to $64,173 and $47,872 for the nine and three months ended September 30, 1998, respectively. This increase is attributable to the fact that the Company only began its operations during March 1998 and had limited sales activity during the first calendar year of operations. Also, during fiscal 1999, the Company expanded its operational facilities and hired additional employees and independent contractors to accommodate growth.

As a result of the foregoing factors, the Company incurred losses of approximately $649,242 or ($.12) per share for the nine months ended September 30, 1999 as compared to a loss of approximately $29,020 or ($.01) per share for the nine month period ended September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had stockholders' equity of approximately $131,887. Since its inception, it has incurred losses of approximately $691,000. The Company's operations and growth have been funded by a loan from an unaffiliated third party and the sale of common stock with gross proceeds of approximately $596,000.
These funds have been used for working capital and capital expenditures.

The Company has no other material commitments for capital expenditures. The Company believes that it has sufficient liquidity to meet all of its cash requirements for the next twelve months and that subsequent cost reductions and increased marketing efforts will provide sufficient cash flows to meet its operating needs and grow its market share. The Company believes, however, that additional funding will be necessary to expand the display rental business.

RISK OF YEAR 2000 ISSUES

The Company believes it does not utilize software within its business processes that may be impacted by the year 2000 issue. The year 2000 issue exists because many computer systems and applications currently use two digit date fields to designate a year. Data sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to properly treat the year 2000 could cause systems to process critical financial and operational information incorrectly.

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings
         -----------------

         The Company is not involved in any material litigation

Item 4.  Submission of Matters to Vote of Security Holders
         -------------------------------------------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         None


    (b)  Reports on Form 8-K

         There were no current reports on Form 8-K filed by the Company during the nine months ended September 30, 1999.


                                   SIGNATURES
                                   ----------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      DYNAMIC IMAGING GROUP, INC.


Dated: November 15, 1999              By: /s/ Gary Morgan
                                          -----------------------------------
                                          Gary Morgan, Chief Executive Officer

Dated: November 15, 1999              By: /s/ Roland Breton
                                          -----------------------------------
                                          Roland Breton, President

                                  EXHIBIT INDEX



EXHIBIT
NUMBER               DESCRIPTION                             LOCATION
------               -----------                             --------

1                    Financial Data Schedule                    *1


--------


*1    Filed electronically pursuant to Item 401 of Regulation S-T.