Form 10KSB40
period 1999-12-31
DYNAMIC IMAGING GROUP INC/FL
filed 2000-04-14
CIK 1079250

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.20549

                                   FORM 1O-KSB

  X      Annual report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

                  For the Fiscal Year Ended: December 31, 1999

Commission File No. 000-26446

                           DYNAMIC IMAGING GROUP, INC.
       ------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

         Florida                                       66-090385
         -------                                       ---------
(State of Incorporation)                    (IRS Employer Identification No.)

3418 North Ocean Blvd.
Fort Lauderdale, FL                                        33008
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (zip code)

                     Issuer's Telephone No. (954) 564-1133
                                            ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X   No
                                        ---     ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                  ---

State issuer's revenues for twelve months ended December 31, 1999: $454,982.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the average bid and asked prices of such stock, at April 3, 2000 was $0, since the Registrant's stock is not currently trading.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,959,085 shares of common stock, as of April 3, 2000.

                                    Documents
                                    ---------
                            Incorporated by Reference
                            -------------------------

                                      NONE

Transitional Small Business Disclosure Format:  No

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

BACKGROUND

         Dynamic Imaging Group, Inc. was incorporated under the laws of the State of Florida in January 1999. Through our wholly-owned subsidiary, Dynamic Imaging Group, Inc., a Colorado corporation, we are engaged in the sale and rental of portable show displays, accessories and graphics, all of which are used in the trade show and trade exhibition industry.

         During January 1999, all of the issued and outstanding common stock of Dynamic Imaging Group, Inc. (Colorado) was exchanged for all of the issued and outstanding common stock of Dynamic Imaging Group, Inc. (Florida). Dynamic Imaging Group, Inc. (Colorado) was incorporated under the laws of Colorado in March 1998. The purpose of the stock exchange was to have the parent company organized under Florida laws.


         Fiscal year 1999 net revenue was comprised of approximately 76% display sales, 4% display rental income, and 20% revenues graphic sales. As expected, fourth quarter 1999 rental income increased to 18% of net revenues, while direct sales, comprised of popup displays and large format graphics, represented 82% of net revenues. To maximize revenue in fiscal year 2000, we intend to restructure our organization to focus on increasing rental sales. Our program RAMP, Retail Account Management Program, takes into account such factors as customer dollar volume, new account calls, and merchandise standards.


THE TRADE SHOW AND EXHIBITION INDUSTRY

         Our market analysis shows that during the past decade companies have realized the importance of displaying their products through trade shows, conventions and company meetings. As a result, our management believes that the show and exhibition display industry has substantial growth potential both domestically and internationally.


         The show and exhibition display system and accessory market is a rapidly growing industry, both domestically and internationally. Between 1980 and 1989, the exhibition industry reportedly grew at a rate of 72%. In 1989 there were a total of 3,289 shows. In 1996, this number increased to 4,400 with an average annual growth rate to year 2000 of 4.1%. The customer base for rental of the show display systems was 5% of the direct exhibit design dollars spent in 1996. By 2001, the average exhibition is projected to span 131,900 net square feet of exhibit space, draw 470 exhibiting firms and 27,560 attendees. Over 500 new shows are expected to be launched by the end of 2001. Management believes the growth in the trade show and exhibits industry has created a significant demand for companies to either invest in their own show display or rent a display through convention centers or local show display companies.

THE SHOW DISPLAY MARKET

         Recently, several companies have commenced manufacturing portable show displays and marketing the displays directly to the end user. Analysis conducted by our management revealed that the average company would use a show display only two to three times a year and that in some cases, it was cost prohibitive to purchase, transport and assemble its own show displays. Also, our analysis indicated that most companies participated in one trade show lasting three to four days per year, placing a burden on them as they incurred an initial purchase cost and additional follow-up storage charges. We also determined that many companies will pass up the opportunity to participate in smaller regional shows and exhibitions due to the prohibitive cost of transporting and assembling the display systems.


         Based on these findings, we created a new approach: renting show displays. We believe we can cater to the trade show participant who does not want the burden of purchasing, shipping and assembling its own display units. Our proprietary methods enable us to price our rental units below the current daily rental market price, which we believe promotes repeated rentals. We anticipate favorable pricing based on our ability to locate exhibitors through our own network of distributors who can secure rentals from other exhibitors on a periodic basis.


         We believe the market for these rental units includes both large and small companies. For the smaller company, renting a display system should be far more economical than purchasing a display system, especially if the company participates in exhibits once or twice a year. For the larger company experienced in exhibiting in large trade shows, renting a display system facilitates its participation in small and medium sized trade shows. The smaller shows may have been uneconomical to participate in due to the size and costs of shipping and assembling inherent in the company's system, which is typically a bulky and elaborate system reserved for major shows.


DYNAMIC IMAGING'S SHOW DISPLAYS AND GRAPHICS

         Dynamic Imaging's name brand displays are manufactured for us by Jemco Displays. Our displays are lightweight and can be easily assembled without tools in approximately 15 minutes. The display system is an aluminum frame structure which is designed to expand to an overall width of 100 inches by a height of 89 inches. Our frame includes a self-aligning magnetic set of plastic bars designed to attach to the frame for handing the center and radius end caps. The three center panels of our frame are approximately 27" wide and 89" high and are made of plastic with a fabric covering. The radius end caps are approximately 29" wide by 89" high. The center panels and end caps are attached to the frame by plastic panel hooks and magnetic strips. The display's frame also supports lighting, shelves, signage and various other interchangeable lightweight products.

         Dynamic Imaging produces large format photographic imaging on the Durst Lambda system, a specialized processing system. Our clients include wholesalers, resellers and advertising agencies. Our photo images are produced not only for use on our trade show display systems, but are also used for wall advertisements and lightbox fixtures for permanent usage, as well as book covers and handouts associated with these displays.

         Fabric, photo panels and various graphics, which are also supplied by us, easily attach to the display's frame by magnetic strips strategically located on the panels. Our graphics available for use with our displays are laser generated, true photographic, continuous tone process, which create the capability to transform a 24" by 24" poster into a 10' X 10' foot mural while keeping the image sharp and clear. Management believes this process improves on the inkjet and electrostatic process at a much-reduced cost and turnaround time. The displays come with molded plastic shipping cases with built-in wheels for easy transporting. The shipping cases convert to a matching podium table for the display.

WARRANTIES

         Dynamic Imaging warrants to the purchaser, on a no time limit basis, to repair or replace (at our option), the frame provided. This warranty is provided only with sales and not with rentals. All electrical parts and components are covered for a period of one year from the date of purchase. The conditions of the warranty are that the unit shall have been employed under conditions of normal use and service, there can be no evidence of tampering and improper handling and that other relevant information relating to the unit be provided to Dynamic Imaging. Graphics are excluded from our warranty. Our primary supplier of frame displays is Jemco Displays, which provides us and our customers with a comparable product warranty. Other display suppliers provide similar warranties. In view of the sturdy nature of the materials provided, we do not believe that full replacement would be necessary for a majority of circumstances as repairs could be handled by either us, our distribution personnel or Jemco Display or other suppliers. We intend to have up to five support outlets strategically located in the United States for quick 24-hour turnaround repair service as required. To date, we have not received requests for any returns to date or requests under our warranty.

DISTRIBUTION


         We distribute our goods and services through our network of authorized dealers which have franchise affiliations with Speedy Sign*A*Rama, USA, Inc., referred to in this registration statement as SignARama. SignARama has approximately 400 franchised dealers in North America. In April 1998, we entered into a co-marketing agreement with SignARama which provides that we and SignARama shall jointly market and promote our exhibit products worldwide. This agreement provides that SignARama is obligated to encourage its franchisees to lease, sell and distribute our display systems. Our display systems are exclusively marketed through SignARama's franchisees to the retail sign industry without any minimum leasing, selling or distribution requirements placed on the franchisees. The term of this agreement is for one year, renewable automatically for one year terms unless 30 days' written notice of termination is received by either party at least 30 days prior to the expiration of the term.

We will jointly participate in trade shows, conventions and other activities and will co-brand our advertising in various media. We are to bear all costs of marketing under this agreement. We are also to cooperate with SignARama in the areas of sales and training. Eight percent (8%) of all gross revenues received by us for sales to SignARama's franchisees are to be earmarked to fund a national advertising campaign of SignARama franchises. In addition, SignARama has affiliations in Australia, New Zealand, Puerto Rico, United Kingdom, Venezuela, Guam, Canada, Dominican Republic, Portugal, Northern Island, Uruguay and China.

         In addition, we have oral distribution arrangements with independent distributors for the sale of our products in Argentina, Bolivia and Peru, which are intended to be exclusive (except where pre-empted by our co-marketing agreement with SignARama). We will engage solely in direct sales for international operations outside of North America, and direct sales and leasing for North America.

         Display products to be sold will be either manufactured to order or shipped from available inventory directly to the dealer. Display products subject to rental will be supplied from inventory and shipped to the dealer for the term of the rental. Upon the conclusion of the rental term, the display will be picked up and returned to inventory.

MARKETING PHILOSOPHY AND STRATEGY

         We intend to focus our show display marketing efforts on smaller companies which participate in major trade shows, conventions, grand openings, weddings and company meetings. We also will gear our operations to local companies with display needs and small trade shows that cater to individuals, as well as to create product awareness to enhance sales and rentals through our existing distribution network.

         We market the sales of our display systems through telemarketing. We market rentals of our display systems through worldwide retail outlets that presently cater to the equipment rental, printing and graphics and trade show markets. Convention centers, hotels and civic centers are also a major source of rentals for the display systems. Each display system we rent through our authorized dealers result in a fee or commission paid to the authorized dealer on a per unit basis.

         Dynamic Imaging has its own public relations division that reaches over 21,000 potential clients through mass mailing, telemarketing and direct contact. Management believes that in-house public relations is a reliable way to market the Dynamic Imaging brand but will evaluate opportunities to contract with outside public relation firms.

COMPETITION


         We estimate that there are approximately 15 major manufacturers of pop-up display systems worldwide. Our leading competitors are Skyline, Nomadic, Abex and Expo Design, all of which are engaged in direct sales. We believe that there are presently no national competitors offering rental service only than independent local competitors scattered throughout the United States in local areas.

         The traditional method of marketing trade show displays and graphics has included the following: direct sales by the manufacturer, exhibitions at trade shows and conventions, national and local advertising. National and local advertising includes direct mail, trade and industry-specific magazines and regional yellow pages. Additionally, company-owned stores in major cities and wholesale and retail distributors have been successfully used as marketing vehicles.

         Historically, the display system industry has been fragmented, largely because companies within it cater to distinct customer bases with specialized needs. We believe that Dynamic Imaging is one of the first companies to standardize its product line so that it can be marketed to a broader customer base throughout the United States as well as in international markets. We also believe that Dynamic Imaging is one of the few suppliers of display systems and accessories which offers a national marketing network to bring products and related services to the public. Smaller entities, on the other hand, do not have this marketing network capability and must rely upon their own local, limited marketing methods. We believe that our distribution system provides us with cost-efficiencies as well as convenience and ease of use for our customers.

         Our strengths include our efficient network of dealers and outlets which makes our products and services available to the consumer in a broad range of geographic markets. In addition, we believe that departmental arrangements allow us to provide a broader range of services as well as cost-efficiencies to our customers. In our judgment, the greater challenge we face is the unpredictable fluctuation in demand for rental or direct purchases of display systems. This unpredictability imposes a strain on our ability to maintain an adequate inventory to satisfy the needs of the marketplace especially during peak periods.


EMPLOYEES

         Dynamic Imaging currently has 12 employees, eight of whom are involved in sales and clerical and four of whom are involved in management.

YEAR 2000 DISCLOSURE

         Dynamic Imaging has investigated the potential impact the Year 2000 could have on its internal software and operating systems. This potential problem will result from computers and computer systems' inability to recognize the year 2000 due to their coding. We believe that Dynamic Imaging's operating system is Year 2000 compliant. Additional, integral software that will be purchased will be Year 2000 compliant. Dynamic Imaging has made efforts to determine its vulnerability should any of its vendors experience Year 2000 difficulties. Should certain vendors become materially unable to meet Dynamic Imaging's needs, production could be interrupted, which would in turn adversely affect operations. Dynamic Imaging has identified multiple vendor sources for product to limit our exposure to vendor's Year 2000 problems. We believe that the anticipated costs of our Year 2000 initiative will not be material. While we believe that every effort is being taken to address all Year 2000 concerns, we cannot guarantee that the systems of other companies will be compliant and will not have a material adverse effect on Dynamic Imaging. As of the date hereof we have not experienced any Year 2000 disruptions.


ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

         Dynamic Imaging maintains its executive office, sales and warehouse facility at 3418 North Ocean Boulevard, Fort Lauderdale, Florida 33308. Dynamic Imaging leases its executive offices, sales facility and warehouse facility at the rate of $3,400 per month, $1,200 per month and $800 per month, respectively. The lease extends to 2001.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         There are no material legal proceedings filed, or to Dynamic Imaging's knowledge, threatened against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
         -----------------------------------------------------

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND OTHER STOCKHOLDER MATTERS
         ------------------------------------------------------

         There is currently no public trading market for Dynamic Imaging's common stock. As of April 3, 2000, there were 126 holders of record of our Common Stock.

         Dynamic Imaging has never paid cash dividends on its common stock and presently intends to retain future earnings, if any, to finance the expansion of business. Dynamic Imaging does not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

Dynamic Imaging Group, Inc. (the Company) was formed in March 1998 and is engaged in the sale, marketing and rental of portable show displays, accessories and graphics through an independent network of outlets though out the United States and through the opening of retail stores. The Company maintains its principal business operations in Fort Lauderdale, Florida.

Management believes through acquisitions and the continuing development of new areas of expertise will position the Company to increase its revenue base and move toward its goals of becoming a leading display and graphics company through the continued offering of expanded products and services to a larger customer network.

Results of Operations

Year ended December 31, 1999 compared to period ended December 31, 1998.

Net sales for the year ended December 31, 1999 were $454,982 as compared to net sales for the period from inception (March 29, 1998) to December 31, 1998 of $209,779. The increase in sales of trade show displays and graphics was principally attributable to a full year of sales and the addition of new clients secured during 1999 resulting from the Company's continuing initiatives focused on client expansion.

Cost of goods sold consists primarily of product costs and freight charges. Cost of sales were $297,077 or 65.3% of net sales for the year ended December 31, 1999 as compared to cost of sales for the period from inception (March 29, 1998) to December 31, 1998 of $68,370 of 23.5% of net sales.

Net sales and gross profits depend in part on the volume and mix of display sales, graphic sales and rental sales. Graphic products have a higher gross margin with a relatively lower sales transaction amount per customer, while display sales have a comparably lower gross profit margin with a relatively higher sales transaction amount per customer.

Consulting fees were $54,902 for the year ended December 31, 1999. The increase is primarily attributable to investment banking and other fees incurred in connection with the Company's stock sales.

Contract labor expenses include costs and commissions related to the Company's sales force that is comprised of both direct employees of the Company (included in salaries) and independent sales representatives. Contract labor also includes costs of certain individuals related to administration and purchasing who are engaged on a contractual basis. The increase in contract labor is attributable to Company's growth and need to support the existing products and service business of the Company as well as to provide the infrastructure for future growth.

Professional fees were $112,814 for the year ended December 31, 1999 as compared to $34,378 for the period ended December 31, 1998. The increase is attributable to an increase in accounting and auditing fees, and legal fees primarily attributable to the Company's private placement and SEC filings.

Rent expense was $72,618 for the year ended December 31, 1999 as compared to $25,465 for the period ended December 31, 1998. The increase was directly attributable to the expansion of operations into additional facilities and the fact that the Company was in operations for a full year.

Salaries were $471,826 for the year December 31, 1999 as compared to $300,000 for the period ended December 31, 1998. The increase was directly attributable to the Company's head count growth and need to support the existing products and as well as the fact that the Company was in operations for a full year.

Other selling, general and administrative expenses, which include travel and entertainment, insurance, auto, telephone and other expenses, were $378,271 for the year ended December 31, 1999 as compared to $75,992 for the period ended December 31, 1998. The increase is primarily attributable to increased sale and marketing efforts as well as the fact that the Company was in operations for a full year.

Interest expense includes costs associated with working capital indebtedness.

As a result of the foregoing factors, the Company incurred losses of approximately $1,193,000 or ($.22) per share for the year ended December 31, 1999 as compared to a loss of approximately $297,000 or ($.06) per share for the period ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had a stockholders' deficiency of approximately $166,853. Since its inception, it has incurred losses of approximately $1,500,000. The Company's operations and growth have been funded by the sale of common stock with gross proceeds of approximately $808,000 and working capital borrowings amounting to $50,000. These funds were used for working capital and capital expenditures.

The Company has no other material commitments for capital expenditures. The Company believes that it has sufficient liquidity to meet all of its cash requirements for the next twelve months through cost reductions and increased marketing efforts together with additional proceeds from common stock sales. A key element of the Company's strategy is to continue to expand its sales force and to evaluate opportunities to expand through acquisition of companies engaged in similar and related complementary businesses. Any such acquisitions will require additional capital, although there can be no assurances that any acquisitions will be completed. Also the Company believes that additional funding will be necessary to expand its market share.

Net cash used in operations in the 1999 period was $717,521 compared to cash provided by operations of $38,733 in the 1998. The difference is primarily attributable to the loss from operations in 1999.

Net cash used in investing activities in the 1999 period was $819,675 compared to net cash used in investing activities of $33,686 in the 1998 period. This difference was attributable to the acquisitions of trade show displays to be used in the Company's display rental business.

Net cash provided by financing activities in the 1999 period was $852,175 as compared to net cash provided by financing activities of $5,000 in the 1998 period. The difference was attributable to the sale of common stock and proceeds from a note payable.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. There are certain important factors that could cause the Company's actual results to differ materially from those included in such forward-looking statements. When used in this report, the words "intends," "believes," "anticipates" and similar words are used to identify these forward looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to: the Company's ability to continue to identify and complete strategic acquisitions to enter new markets and expand existing business; continued availability of financing to provide additional sources of funding for future acquisitions; capital expenditure requirements investments; the effects of competition on products, pricing, and, growth and acceptance of new product lines through the Company's sales and marketing programs; changes in material prices from suppliers; uncertainties regarding accidents or litigation which may arise in the ordinary course of business; and the effects of, and changes in the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations as well as fluctuations in interest rates.

ITEM 8.  FINANCIAL STATEMENTS
         --------------------

         The financial statements are filed herewith following the signatures.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         The Company replaced Millard & Company as its independent auditor with Feldman Sherb Horowitz & Co., P.C. This change was approved by our Board of Directors. Millard & Company resigned our account in January 2000 and Feldman Sherb Horowitz & Co., P.C. was engaged in March 2000. This change of auditors was not due to any disagreement with Millard & Company. Millard's report on our financial statements did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principals except a modification as to our ability to continue as a going concern. Feldman Sherb Horowitz's report also contains this modification.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE PERSONS;
         ---------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
         --------------------------------------------------

         The following table sets forth the names, ages and positions with Dynamic Imaging and ages of our executive officers and directors. Directors will be elected at our annual meeting of shareholders and serve for one year or until their successors are elected and qualify. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

     NAME                     AGE          POSITIONS HELD
     ----                     ---          --------------

Gary R. Morgan                 55          Chief Executive Officer, Chairman
                                           of the Board, Treasurer and Secretary

Roland L. Breton               50          President and director


         GARY R. MORGAN has served as Chairman of the Board and Treasurer since inception in March 1998 and Chief Executive Officer since December 1998. Between July 1996 and March 1998, Mr. Morgan served as Chief Executive Officer of Olympus Ventures, Inc., a garment contractor and manufacturing company. Between March 1994 and July 1996, Mr. Morgan served as President of Horizon International Associates, Inc., a pre-owned aircraft marketing company.

         ROLAND L. BRETON has served as President and director since March 1998. Between September 1996 and December 1998 Mr. Breton served as Director and President of Olympus Ventures, Inc. Between November 1995 and September 1996, Mr. Breton was President of Olympus Mills, Inc., the manufacturing division of Olympus Ventures, Inc. Between October 1993 and November 1995 he served as Executive Vice President of Madison Group Associates, Inc., an entertainment and fitness company.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company's knowledge, all reports required to be filed were timely filed in fiscal year ended December 31, 1999.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

         The following table sets forth information relating to the compensation paid by Dynamic Imaging during the past fiscal year (Dynamic Imaging was not in existence during any other fiscal year) to its Chief Executive Officer and President. Each of the executives agreed to waive his salary and, consequently, did not earn any compensation during the fiscal year ended December 31, 1998 and 1999.

                                            SUMMARY COMPENSATION TABLE
--------------------------- ------- ------------------------------- ----------------------------------- -----------
                                         Annual Compensation              Long-Term Compensation
                                    --------- --------- ----------- -------------------------- --------
                                                                             Awards
                                                                    ------------ ------------- --------
                                                                                  Securities
                                                          Other                     Under-
                                                          Annual    Restricted      Lying               All Other
    Name and Principal                                   Compen-       Stock       Options/     LTIP     Compen-
         Position            Year    Salary    Bonus      sation     Award(s)        SARs      Payouts    sation
                                                           ($)          ($)          (#)         ($)       ($)
           (a)               (b)      (c)       (d)        (e)          (f)          (g)         (h)       (i)
--------------------------- ------- --------- --------- ----------- ------------ ------------- -------- -----------

Gary Morgan, Chief          1998    $ 100,000    -0-        -0-          -0-      1,500,000       -0-       -0-
   Executive Officer
   and Treasurer            1999      120,000
--------------------------- ------- --------- --------- ----------- ------------ ------------- -------- -----------
Roland Breton, President    1998    $ 100,000    -0-        -0-          -0-      1,500,000       -0-       -0-
--------------------------- ------- --------- --------- ----------- ------------ ------------- -------- -----------
                            1999    $ 120,000
--------------------------- ------- --------- --------- ----------- ------------ ------------- -------- -----------

--------------------------- ------- --------- --------- ----------- ------------ ------------- -------- -----------

--------------------------- ------- --------- --------- ----------- ------------ ------------- -------- -----------

EMPLOYMENT AGREEMENTS


         In February 1998, each of Messrs. Morgan and Breton entered into five year employment agreements with Dynamic Imaging, which entitled each of them to receive an annual base salary of $120,000 plus a bonus equal to 2.5% of Dynamic Imaging's total revenues for each year of the agreement with a maximum of 10% of gross profit. Each of the employment agreements also provides for the grant of options to purchase an aggregate of 1,500,000 shares at an exercise price of $.80 per share in five equal annual installments each year of employment commencing February 28, 2000 (for an aggregate of 3,000,000 shares). The options expire seven years from their date of vesting. Each of the employment agreements also provide for an expense allowance equal to 10% of the base salary. The agreements further provide for an increase of at least 10% per year in the base salary amounts, and include non-compete and confidentiality provisions. Each of the executive officers agreed to waive his salary for the period from February 1998 to February 1999.

         In October 1999, Howard Storfer resigned as an executive officer of Dynamic Imaging. All contractual obligations owed by and to Mr. Storfer regarding Dynamic Imaging terminated in September 1999. Mr. Storfer is presently rendering consulting services to Dynamic Imaging.

STOCK OPTIONS

                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR
---------------------------------------------------------------------------------------------------- --------------
Individual Grants                                                              Potential Realizable   Alternative
                                                                                     Value At              To
                                                                             Assumed Annual Rates Of  (f) and (g):
                                                                                      Stock            Grant Date
                                                                              Price Appreciation For     Value
                                                                                      Option
                                                                                       Term
-----------------------------------------------------------------------------
                                        Percent of
                           Number Of       Total
                           Securities    Options/
                           Underlying  SARs Granted  Exercise Of                                      Grant Date
                          Options/SARs To Employees  Base Price  Expiration                            Present
          Name            Granted (#)    In Fiscal     (S/Sh)       Date       5% ($)      10% ($)     Value $
           (a)                (b)          Year          (d)         (e)         (f)         (g)         (h)
                                            (c)
-------------------------------------------------------------------------------------------------------------------
Gary Morgan               1,500,000    33.33%        .80         2005/2010   N/A         N/A          N/A
-------------------------------------------------------------------------------------------------------------------
Roland Breton             1,500,000    33.33%        .80         2005/2010   N/A         N/A          N/A
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------


       Each of these individuals were granted options to purchase an aggregate amount of 1,500,000 shares of Dynamic Imaging's common stock pursuant to employment agreements. The options are exercisable at $.80 per share, and vest in five equal annual installments of 300,000 shares beginning on February 28, 2000 and are exercisable for a period of seven years from the date of vesting.


OPTION EXERCISES AND HOLDINGS

       The following table sets forth information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 1999, of each person named in the summary compensation table and the unexercised options held as of the end of the 1999 fiscal year.

                          AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                                 OPTION/SAR VALUES
--------------------------------------------------------------------------------------------------------------------
                                                                             Number of              Value Of
                                                                            Securities            Unexercised
                                                                            Underlying            In-The-Money
                                                                            Unexercised           Options/SARs
                                                                           Options/SARs         At Fiscal Year-
                                         Shares                         At Fiscal Year-End            End
                                      Acquired On          Value           Exercisable/           Exercisable/
                                        Exercise         Realized          Unexercisable         Unexercisable
               Name
--------------------------------------------------------------------------------------------------------------------

Gary Morgan, Chief Executive              N/A               N/A              0/1,500,000              N/A
Officer, Treasurer, Secretary
--------------------------------------------------------------------------------------------------------------------
Roland Breton, President                  N/A               N/A              0/1,500,000              N/A
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The following table sets forth information as of April 3, 2000, with respect to the beneficial ownership of shares of common stock by (i) each officer and director, (ii) each person or entity known by Dynamic Imaging to be the owner of more than 5% of the outstanding shares of common stock, or to be and (iii) all officers and directors as a group. The address of each person is c/o Dynamic Imaging Group, Inc., 3418 North Ocean Boulevard, Fort Lauderdale, Florida 33308. There were 5,959,085 shares of Dynamic Imaging's common stock issued and outstanding as of April 3, 2000.

                                                             Approximate
                                                            Percentage of
                                       No. of            Outstanding Shares
Name                                   Shares            Beneficially Owned
----                                   ------            ------------------

Gary R. Morgan                          578,000                  9.7%
Roland L. Breton                      2,730,000                 45.8%
Howard Storfer                          800,000                 13.5%

                                      =========                 ====
All Officers and Directors            4,108,000                   69%
as a Group (2 persons)

-------------------

         Gary Morgan is Chief Executive Officer and Chairman of the Board of Dynamic Imaging. Includes 278,000 shares of common stock held by DIGI Partners, Inc., a corporation which Mr. Morgan serves as President. Also includes options to purchase 300,000 shares of common stock exercisable at a purchase price of $.80 per share, which options become exercisable February 28, 2000. Does not include options to purchase an aggregate of 1,200,000 shares of common stock, exercisable at $.80 per share, which vest in four equal annual installments commencing February 28, 2001 and are exercisable for a period of seven years from the date of vesting.

         Roland Breton is President and director. Includes 500,000 shares of common stock held by his spouse and 1,930,000 shares of the Company's common stock held by A.R. Fortune, a corporation controlled by his spouse. Mr. Breton disclaims beneficial ownership of the shares owned by his spouse and A.R. Fortune. Also includes options to purchase 300,000 shares of common stock exercisable at a purchase price of $.80 per share, which options become exercisable February 28, 2000. Does not include options to purchase an aggregate of 1,200,000 shares of common stock, exercisable at $.80 per share, which vest in four equal annual installments commencing February 28, 2001, and are exercisable for a period of seven years from the date of vesting.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

         The Company advances funds to Messrs. Morgan and Breton. The advances are non-interest hearing and are payable on demand. At December 31, 1999, advances to these officers amounted to $45,691.

         The company advanced funds to a company affiliated with Mr. Morgan and Mr. Breton, directors and officers of the Company. The advances are non-interest bearing and are payable on demand. At December 31, 1999, advances to this company amounted to $43,450.

         The Company had sales to a company owned partially by Mr. Morgan amounting to approximately 920,000 for the year ended December 31, 1999. In addition, the related company advanced funds to the Company for operations. At December 31, 1999, the Company owed this related company $11,297. These amounts are non-interest bearing, non-collaterized, and are payable on demand.

                                    PART III


ITEM 14.    EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS    DESCRIPTION OF DOCUMENT
--------    -----------------------

3.1         Articles of Incorporation of Dynamic Imaging Group, Inc.*

3.2         Bylaws of Dynamic Imaging Group, Inc.*


10.1 Employment Agreement between Dynamic Imaging Group, Inc. and Gary Morgan dated March 2, 1998.


10.2 Employment Agreement between Dynamic Imaging Group, Inc. and Roland Breton dated March 2, 1998.*

10.4 Lease Agreement between Dynamic Imaging Group, Inc. and Patricia Cheris dated June 1998.*

10.5 Lease Agreement between Dynamic Imaging Group, Inc. and Luisa Certain and Maria Certain dated November 19, 1998.*

10.6 Lease Agreement between Dynamic Imaging Group, Inc. and Luisa Certain and Maria Certain dated May 1, 1998.*

10.7        Co-Marketing Agreement with Sign*A*Rama USA, Inc.*

23.         Subsidiaries.*

* Incorporated by reference to this Exhibit No. on Registrants Registration Statement on Form 10-SB.

27.         Financial Data Schedule.

* Previously filed.

Reports on Form 8-K

         None.

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 DYNAMIC IMAGING GROUP, INC.



April 3, 2000                                    By: /s/ Gary R. Morgan
                                                     --------------------
                                                     Gary R. Morgan
                                                     Chairman

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 3, 2000                                    By: /s/ Gary R. Morgan
                                                     ----------------------
                                                     Gary R. Morgan
                                                     Director

April 3, 2000                                    By: /s/ Roland L. Breton
                                                     ----------------------
                                                     Roland L. Breton
                                                     Director and President

                           DYNAMIC IMAGING GROUP, INC.

                              FINANCIAL STATEMENTS

                    For the Year Ended December 31, 1999 and
                For the Period from Inception (March 27, 1998) to
                                December 31, 1998

                           DYNAMIC IMAGING GROUP, INC.

                              FINANCIAL STATEMENTS

                    For the Year Ended December 31, 1999 and
                For the Period from Inception (March 27, 1998) to
                                December 31, 1998


                                  CONTENTS

Report of Independent Certified Public Accountants ...............        F-2

Financial Statements:

  Balance Sheet ..................................................        F-3

  Statements of Operations .......................................        F-4

  Statement of Stockholders' Equity (Deficit) ....................        F-5

  Statements of Cash Flows .......................................        F-6

Notes to Financial Statements ....................................        F-7-13


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders
Dynamic Imaging Group, Inc.
Fort Lauderdale, Florida

We have audited the accompanying balance sheet of Dynamic Imaging Group, Inc. as of December 31, 1999 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 1999 and for the period from inception (March 27, 1998) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Imaging Group, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year ended December 31, 1999 and for the period from inception (March 27, 1998) to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming Dynamic Imaging Group, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's need to generate cash from operations and obtain additional financing raises substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Feldman Sherb Horowitz & Co., P.C.

Certified Public Accountants
New York, New York

March 21, 2000

                           DYNAMIC IMAGING GROUP, INC.
                                  BALANCE SHEET
                                December 31, 1999


                                     ASSETS

 CURRENT ASSETS:
      Cash                                                                                  $     3,350
      Accounts Receivable                                                                        18,622
      Subscriptions Receivable                                                                   38,000
      Inventories                                                                                 5,463
                                                                                            -----------

          Total Current Assets                                                                   65,435

 PROPERTY AND EQUIPMENT - Net                                                                   125,771

 DUE FROM RELATED PARTIES                                                                        89,141
 SECURITY DEPOSITS                                                                                2,990
                                                                                            -----------

          Total Assets                                                                      $   283,337
                                                                                            ===========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

 CURRENT LIABILITIES:
      Note Payable                                                                          $    50,000
      Accounts Payable and Accrued Expenses                                                     298,954
      Accrued Salaries                                                                           72,500
      Customer Deposits                                                                          17,439
      Due to Related Party                                                                       11,297
                                                                                            -----------

          Total Current Liabilities                                                             450,190


 STOCKHOLDERS' DEFICIT:
      Preferred Stock (No Par Value; 5,000,000 Shares
          Authorized; No Shares Issued and Outstanding)
      Common Stock ($.001 Par Value; 50,000,000 Shares Authorized;
          5,757,085 Shares Issued and Outstanding)                                               5,757
      Additional Paid-in Capital                                                              1,317,443
      Accumulated Deficit                                                                    (1,490,053)
                                                                                            -----------

          Total Stockholders' Deficit                                                          (166,853)
                                                                                            -----------

          Total Liabilities and Stockholders' Deficit                                       $   283,337
                                                                                            ===========


   The accompanying notes are an integral part of these financial statements.

                           DYNAMIC IMAGING GROUP, INC.
                            STATEMENTS OF OPERATIONS

                                                                                                             For the Period
                                                                                                             from Inception
                                                                                  For the Year              (March 27, 1998)
                                                                                 Ended December               to December 31,
                                                                                    31, 1999                      1998
                                                                                    --------                      ----
NET SALES                                                                         $   454,982                $   209,779

COST OF SALES                                                                         297,077                     68,370
                                                                                  -----------                -----------

GROSS PROFIT                                                                          157,905                    141,409
                                                                                  -----------                -----------
OPERATING EXPENSES:
     Consulting Fees                                                                   54,902                       --
     Contract Labor                                                                   206,335                       --
     Depreciation                                                                      16,206                        560
     Professional Fees                                                                112,814                     34,378
     Rent                                                                              72,618                     25,465
     Salaries                                                                         471,826                    300,000
     Other Selling, General and Administrative                                        378,271                     75,992
                                                                                  -----------                -----------
         Total Operating Expenses                                                   1,312,972                    436,395
                                                                                  -----------                -----------
LOSS FROM OPERATIONS                                                               (1,155,067)                  (294,986)

OTHER EXPENSES:
      Interest Expense                                                                 40,000                         --
                                                                                  -----------                -----------
LOSS BEFORE PROVISION FOR INCOME TAXES                                             (1,195,067)                  (294,986)
                                                                                  -----------                -----------
PROVISION FOR INCOME TAXES:
      Current                                                                              --                         --
      Deferred                                                                         (1,620)                     1,620
                                                                                  -----------                -----------
                                                                                       (1,620)                     1,620
                                                                                  -----------                -----------
NET LOSS                                                                          $(1,193,447)               $  (296,606)
                                                                                  ===========                ===========

BASIC AND DILUTED:
       Net Loss Per Common Share                                                  $     (0.22)               $     (0.06)
                                                                                  ===========                ===========

       Weighted Common Shares Outstanding                                           5,421,575                  5,000,000
                                                                                  ===========                ===========

   The accompanying notes are an integral part of these financial statements.

                              DYNAMIC IMAGING, INC.
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      For the Year Ended December 31, 1999
      For the Period from Inception (March 27, 1998) to December 31, 1998

                                                                                                  Common Stock
                                                                     Preferred Stock             $.001 Par Value
                                                                     ---------------             ---------------
                                                                   Shares      Amount           Shares       Amount
                                                                   ------      ------           ------       ------
Shares Issued to Shareholders at Inception                       $     -       $   -          5,000,000      $ 5,000

Recognition of Officers Compensation on Donated Services               -           -                -              -

Net Loss for the Period from Inception (March 27, 1998) to
         December 31, 1998                                             -           -                -              -
                                                                 ------        ----           ---------      -------
Balance at December 31, 1998                                           -           -          5,000,000        5,000

Recognition of Officers Compensation on Donated Services               -           -                -              -

Share Issued in Connection with Private Placement                      -           -            529,660          530

Shares Issued in Connection with Sale of Restricted Stock              -           -             45,000           45

Shares Issued in Connection with Note Payable                          -           -             50,000           50

Shares Issued in Exchange for Services                                 -           -            132,425          132

Net Loss for the Year Ended December 31, 1999                          -           -                -             -

                                                                 ------        ----           ---------      -------
Balance at December 31, 1999                                      $    -      $    -        $ 5,757,085      $ 5,757
                                                                   =====       =====         ===========      =======


(RESTUBBED)

                                                                                                                Total
                                                                             Additional     Accumulated     Stockholders'
                                                                          Paid-in Capital     Deficit      Equity (Deficit)
                                                                          ---------------     -------      ----------------

Shares Issued to Shareholders at Inception                                  $       -           $      -          $  5,000

Recognition of Officers Compensation on Donated Services                      300,000                  -           300,000

Net Loss for the Period from Inception (March 27, 1998) to
         December 31, 1998                                                          -           (296,606)         (296,606)
                                                                            --------            -------           --------
Balance at December 31, 1998                                                  300,000           (296,606)            8,394

Recognition of Officers Compensation on Donated Services                       60,000                 -             60,000

Share Issued in Connection with Private Placement                             777,145                 -            777,675

Shares Issued in Connection with Sale of Restricted Stock                      29,955                 -             30,000

Shares Issued in Connection with Note Payable                                  39,950                 -             40,000

Shares Issued in Exchange for Services                                        110,393                 -            110,525

Net Loss for the Year Ended December 31, 1999                                       -         (1,193,447)       (1,193,447)

                                                                            --------            -------           --------
Balance at December 31, 1999                                               $ 1,317,443       $(1,490,053)      $  (166,853)
                                                                            ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                           DYNAMIC IMAGING GROUP, INC.
                             STATEMENT OF CASH FLOWS

                                                                                                                    For the Period
                                                                                                                    from Inception
                                                                                                For the Year       (March 27, 1998)
                                                                                               Ended December       to December 31,
                                                                                                  31, 1999              1998
                                                                                                  --------              ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                                                     $(1,193,447)        $  (296,606)
     Adjustments to Reconcile Net Loss to Net Cash Flows
         Provided by (Used in) Operating Activities:

            Depreciation                                                                               16,206                 560
            Recognition of Officers Compensation on Donated Services                                   60,000             300,000
            Common Stock Issued for Services                                                          110,525                  --
            Interest Expense                                                                           40,000                  --

            (Increase) Decrease in:
              Accounts Receivable                                                                     (14,115)             (4,507)
              Inventories                                                                              (5,463)                 --
              Due from Related Parties                                                                (89,141)                 --
              Security Deposits                                                                        (1,400)             (1,590)

            Increase (Decrease) in:
               Accounts Payable and Accrued Expenses                                                  267,106              31,848
               Accrued Salaries                                                                        72,500                  --
               Customer Deposits                                                                       17,439                  --
               Deferred Income Taxes                                                                   (1,620)              1,620
               Due to Related Party                                                                     3,889               7,408
                                                                                                  -----------         -----------

Net Cash Flows Provided by (Used in) Operating Activities                                            (717,521)             38,733
                                                                                                  -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Property and Equipment                                                           (108,851)            (33,686)
                                                                                                  -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Note Payable                                                                       50,000                  --
      Proceeds from Issuance of Common Stock                                                          769,675               5,000
                                                                                                  -----------         -----------
Net Cash Flows Provided by Financing Activities                                                       819,675               5,000
                                                                                                  -----------         -----------
Net Increase (Decrease) in Cash                                                                       (6,697)             10,047

Cash - Beginning of Period                                                                             10,047                  --
                                                                                                  -----------         -----------
Cash - End of Period                                                                              $     3,350         $    10,047
                                                                                                  ===========         ===========
SUPPLEMENTAL INFORMATION:
    Cash Paid During Year for:
        Interest and Taxes                                                                        $        --         $        --
                                                                                                  ===========         ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for subscription receivable                                              $    38,000         $        --
                                                                                                  ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                           DYNAMIC IMAGING GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Dynamic Imaging Group, Inc. (the "Colorado Company") was incorporated on March 27, 1998 under the laws of the State of Colorado. The Colorado Company is authorized to issue 5,000,000 shares of its no par common stock

Dynamic Imaging Group, Inc. (The "Florida Company") was organized under the law of the State of Florida during January 1999. The Florida Company's articles of incorporation provide for the issuance of 5,000,000 shares of its $.001 par value common stock and 5,000,000 shares of its no par value preferred stock. During January 1999, all of the issued and outstanding stock of the Colorado Company was exchanged for all of the shares of the issued and outstanding common stock of the Florida Company. The accompanying financial statements give retroactive effect to the exchange of common stock. The Colorado Company and the Florida Company are hereinafter referred to collectively as the Company.

The Company is engaged in the sale, marketing and rental of portable show displays, accessories and graphics through an independent network of outlets throughout the United States. The Company maintains its principal business operations in Fort Lauderdale, Florida.

Revenue Recognition

Revenues from display sales are recognized upon shipment to the customer. Revenues from graphic sales are recognized upon job completion. The Company records revenues from display rentals when the rentals are completed and billed.

Fair Market Value of Financial Instruments

The carrying amount reported in the balance sheet for cash, accounts receivables, accounts payable, and accrued liabilities approximates fair market value due to the immediate or short-term maturity of these financial instruments.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

Cash and Cash Equivalents

For the purpose of the balance sheet and statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                           DYNAMIC IMAGING GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999

Inventories

Inventories, consisting of displays and display accessories, is stated at the lower of cost or market utilizing the first-in, first-out method.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 1999, the Company had a working capital deficiency of $384,755 and losses since inception of $1,490,053. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

Management's plans include developing operating efficiencies and additional revenue sources. The Company also needs financing to complete its plans and will pursue obtaining funding through private placements of debt or equity offerings. However, there is no assurance that the aforementioned events will occur and be successful.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. The Company provides for depreciation on a straight-line basis over the estimated useful lives of equipment, furniture and fixtures, and rental displays of 5 to 7 years. Leasehold costs are being amortized on a straight-line basis over a ten-year period, the lease term.

When assets are retired or otherwise disposed of, the costs and accumulated depreciation are removed from the respective accounts and any related gain or loss is recognized. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful lives of assets are capitalized.

Income Taxes

The Company utilizes the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are established based on the differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Loss per Common Share

Basic earnings per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive.

                           DYNAMIC IMAGING GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company uses SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Recent Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal quarters beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement amends SFAS No. 52 - "Foreign Currency Translation", and supersedes SFAS No. 80 - "Accounting for Future Contracts", No. 105 - "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk", No. 107 - "Disclosure about Fair Value of Financial Instruments". The Company adopted SFAS No. 133 in fiscal 2000. Management believes that the impact of SFAS No. 133 will not be significant to the Company.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, ("SAB 101""). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. The Company is required to comply with SAB 101 transactions entered into on or after February 1, 2000, but does not expect it to have a material impact on the Company's financial position or results of operation.

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 1999, property and equipment and related accumulated depreciation consisted of the following:

Furniture and fixtures                                  $        12,036
Machinery and Equipment                                          17,899
Displays                                                        103,679
Leasehold Improvements                                            8,923
                                                        ---------------
                                                                142,537

Less: Accumulated depreciation                                  (9,560)
                                                        ---------------

Total                                                   $       132,977
                                                        ===============

                           DYNAMIC IMAGING GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999


For the year ended December 31, 1999 and for the period from inception (March 27, 1998) to December 31, 1998, depreciation expense amounted to $16,207 and $560, respectively.

NOTE 3 - NOTE PAYABLE

The Company has a note payable to an unaffiliated third party. The note is non-interest bearing, non-collateralized, and is payable on demand. As of December 31, 1999, the note payable to this third party amounted to $50,000. In connection with this note payable, the Company issued 50,000 restricted common shares. The value of the consideration, $40,000 based on the fair value price per share of $.80, was reflected as interest expense and charged to operations in the year ended December 31, 1999.

NOTE 4 - INCOME TAXES

Current income taxes are computed at statutory rates on pretax income. Deferred taxes would be recorded based on differences in financial statements and taxable income. At December 31, 1999, the Company had elected to carry forward net operating losses for federal and state income tax purposes of approximately $680,000 that are available to reduce future taxable income through 2014. As utilization of such operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. These operating losses may be limited to the extent an "ownership change" occurs.

The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes is as follows:

                                                                                         1999                    1998
                                                                                   --------------              ---------

    Tax benefit computed at statutory rates                                        $     (262,000)              $      -

    Income tax benefit not utilized                                                       262,000                      -
                                                                                   --------------               --------

    Net income tax benefit                                                         $            -               $      -
                                                                                   ==============               ========


The components of the deferred tax asset as of December 31, 1999 are as follows:

                                                                                                     1999
                                                                                                --------------
   Deferred Tax Asset:
     Net Operating Loss Carryforward                                                           $     262,000

     Less: Valuation Allowance                                                                      (262,000)
                                                                                               --------------

   Net Deferred Tax                                                                            $            -
                                                                                               ==============

                           DYNAMIC IMAGING GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 1999

NOTE 5 - RELATED PARTY TRANSACTIONS

Due from Related Parties

The Company advanced funds to certain officers of the Company. The advances are non-interest bearing and are payable on demand. At December 31, 1999, advances to these officers amounted to $45,691.

The Company advanced funds to a company affiliated through common officers. The advances are non-interest bearing and are payable on demand. At December 31, 1999, advances to this company amounted to $43,450.

Due to Related Party

The Company had sales to a company related through common ownership amounting to approximately $20,000 for the year ended December 31, 1999. In addition, the related company advanced funds to Company for operations. At December 31, 1999, the Company owed this related company $11,297. These amounts are non-interest bearing, non-collateralized, and are payable on demand.

NOTE 6 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred Stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock

During March 1998, the Company issued 5,000,000 shares of its $.001 par value common shares for $5,000.

During March 1998, the Company granted options to three officers to acquire an aggregate of 4,500,000 restricted shares of common stock at an exercise price of $.80 per share. The options have been granted to these officers at a price equal to the market value of the shares at date of grant, become exercisable in five annual installments of 900,000 shares beginning on February 28, 2000, and expire not more than seven years after the date of grant. The fair value of the option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 100%; risk-free interest rate of 5.5%, and an expected live of 7 years. The fair value of options granted was minimal.

For the period ended December 31, 1998, the Company recorded officers' compensation expense of $300,000 relating to services donated to the Company.

During January 1999, the Company issued 250,300 shares of common stock at a price of $0.50 per share in accordance with Rule 504 under Regulation D promulgated under the Securities Act of 1933 for net proceeds of $125,150 to be used for the operations of the Company.

                           DYNAMIC IMAGING GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 1999

NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

During February and March 1999, the Company issued 279,360 and 13,000 shares of common stock at a fair value price of $2.50 per share in accordance with Rule 504 under Regulation D promulgated under the Securities Act of 1933 for net proceeds of $614,525 used for the operations of the Company and services amounting to $32,500, respectively. As of December 31, 1999, the Company had a subscription receivable amounting to $38,000 of which the balance was collected subsequent to the period.

During the year ended December 31, 1999, the Company recorded officers' compensation expense of $60,000 relating to services donated to the Company.

During March 1999, the Company issued 12,000 shares of restricted common stock in exchange for professional services rendered. These shares were valued at approximately $.50 per share, the fair values, and charged to operations.

During June 1999, the Company issued 20,000 shares of restricted common stock in exchange for professional services rendered. These shares were valued at approximately $.10 per share, the fair values, and charged to operations.

During July 1999, the Company issued 40,000 shares of restricted common stock for proceeds of $25,000.

During November 1999, the Company issued 5,000 shares of restricted common stock for proceeds of $5,000.

During December 1999, the Company issued 87,425 shares of restricted common stock in exchange for professional and employee services rendered. These shares were valued at approximately $.80 per share, the fair values, and charged to operations.

During December 1999, the Company issued 50,000 shares of restricted common stock in connection with a note payable. These shares were valued at approximately $.80 per share, the fair values.

NOTE 7 - COMMITMENTS

Employment Agreements

During February 1998, the Company entered into five (5) year employment agreements with two officers and an employee of the Company. The agreements provide for (i) an annual base salary of $120,000, plus a discretionary expense account equal to 10% of the base pay and (ii) a bonus equal to 2.5% of the Company's gross receipts for each year of the agreement, to a maximum of 10% of the gross profits. The base salary shall increase not less than 10% of the previous years base salary. The officers agreed to waive their respective salaries until February 27, 1999. Additionally, these officers were granted options to acquire 300,000 shares of common stock of the Company per calendar year in each year of employment at an exercise price of $.80 per share (See Note
6).

                           DYNAMIC IMAGING GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 1999

NOTE 7 - COMMITMENTS (Continued)

Operating Lease

The Company leases office space in Fort Lauderdale, Florida pursuant to operating leases. The leases generally provide for fixed monthly rental payments aggregating approximately $4,800 plus sales tax through July 2001. The Company has the option of renewing these leases for up to three years. For the year ended December 31, 1999 and for the period from inception (March 27, 1998) to December 31, 1998, rent expense amounted to $72,618 and 25,465, respectively.

At December 31, 1999, the future minimum annual rental payment under the non-cancelable operating lease is as follows:

    Year

     2000                                  $       57,600
     2001                                          21,450
                                           --------------

                                           $       79,050
                                           ==============
NOTE 8 - SUBSEQUENT EVENT

During January and February 2000, the Company issued 63,000 shares of restricted common stock in exchange for professional services rendered. These shares were valued at approximately $.80 per share, the fair values, and charged to operations.

During January 2000, the Company issued 33,000 shares of restricted common stock at a fair value price of $.80 in exchange for 100% of the outstanding shares of Digi of Fort Lauderdale, Inc., a company related through common ownership.

During January 2000, the Company issued 80,000 shares of restricted common stock for $40,000 in cash and marketable equity securities with a fair market value of $24,000.

During January 2000, the Company authorized the issuance of 300,000 shares of common stock to a third party at a fair value price of $.50 per share. As of March 31, 2000, the shares had not been issued although the Company collected funds toward the purchase of these shares amounting to $107,300.

During March 2000, the Company issued 10,000 shares of restricted common stock for proceeds of $10,000.