Form 10QSB
period 2000-03-31
DYNAMIC IMAGING GROUP INC/FL
filed 2000-05-15
CIK 1079250

                                   FORM 10-QSB



                       Securities and Exchange Commission
                              Washington D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               March 31, 2000
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

                                    Yes X No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2000: 5,962,085 shares of common stock, $.001 par value per share.

                           DYNAMIC IMAGING GROUP, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED March 31, 2000
                                      INDEX



                                                                            Page

PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet (Unaudited)
                  March 31, 2000 ..........................................    3
      Consolidated Statements of Operations (Unaudited)
                  For the Three Months Ended March 31, 2000 and 1999 ......    4
      Consolidated Statement of Changes in Shareholders' Equity
                  For the Three Months Ended March 31, 2000 ...............    5
      Consolidated Statements of Cash Flows (Unaudited)
                  For the Three Months Ended March 31, 2000 and 1999 ......    6

      Notes to Consolidated Financial Statements ..........................  7-9

      Item 2 - Management's Discussion and Analysis or Plan
               of Operations ............................................  10-11


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings ..........................................   12

      Item 4 - Submission of Matters to a Vote of Security Holders ........   12

      Item 6 - Exhibits and Reports on Form 8-K ...........................   12

      Signatures ..........................................................   13

                   DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2000
                                   (Unaudited)


                                     ASSETS
CURRENT ASSETS:
  Cash ..........................................................   $     5,885
  Marketable Equity Securities ..................................        24,000
  Accounts Receivable ...........................................        82,269
  Subscription Receivable .......................................         7,500
  Inventories ...................................................        10,869
                                                                     -----------
    Total Current Assets ........................................       130,523

PROPERTY AND EQUIPMENT - Net ....................................       131,552

DUE FROM RELATED PARTIES ........................................        48,148

SECURITY DEPOSITS ...............................................         2,990
                                                                     -----------
    Total Assets ................................................   $   313,213
                                                                     ===========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Note Payable ..................................................   $    50,000
  Accounts Payable and Accrued Expenses .........................       320,182
  Accrued Salaries ..............................................       113,851
  Customer Deposits .............................................        16,749
  Deposit on Stock Purchase .....................................       104,800
                                                                     -----------
    Total Current Liabilities ...................................       605,582
                                                                     -----------
STOCKHOLDERS' DEFICIT:
  Preferred Stock (No Par Value; 5,000,000 Shares
      Authorized; No Shares Issued and Outstanding) ...............          --
  Common Stock ($.001 Par Value; 50,000,000 Shares Authorized;
      5,962,085 Shares Issued and Outstanding ) .................         5,962
  Additional Paid-in Capital ....................................     1,495,138
  Accumulated Deficit ...........................................    (1,793,469)
                                                                     -----------
    Total Stockholders' Deficit .................................      (292,369)
                                                                     -----------
    Total Liabilities and Stockholders' Deficit .................   $   313,213
                                                                     ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                   DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   For the Three Months Ended
                                                         March 31,
                                                -----------------------------
                                                     2000           1999
                                                ----------     ---------------
                                                (Unaudited)      (Unaudited)


NET SALES ...................................   $   217,809    $    45,879

COST OF SALES ...............................        95,175         12,475
                                                -----------    -----------

GROSS PROFIT ................................       122,634         33,404
                                                -----------    -----------

OPERATING EXPENSES:
    Consulting Fees .........................        74,610           --
    Contract Labor ..........................        61,908         35,769
    Depreciation ............................         5,000          1,000
    Professional Fees .......................        17,788          6,415
    Rent ....................................        27,607         15,264
    Salaries ................................       117,517        109,875
    Other Selling, General and Administrative       121,620        112,003
                                                -----------    -----------

        Total Operating Expenses ............       426,050        280,326
                                                -----------    -----------

LOSS FROM OPERATIONS ........................      (303,416)      (246,922)

OTHER EXPENSES:
     Interest Expense .......................          --             --
                                                -----------    -----------

LOSS BEFORE PROVISION FOR INCOME TAXES ......      (303,416)      (246,922)
                                                -----------    -----------

PROVISION FOR INCOME TAXES:
     Current ................................          --             --
     Deferred ...............................          --             --
                                                -----------    -----------

                                                -----------    -----------
                                                -----------    -----------

NET LOSS ....................................   $  (303,416)   $  (246,922)
                                                ===========    ===========

BASIC AND DILUTED:
      Net Loss Per Common Share .............   $     (0.05)   $     (0.05)
                                                ===========    ===========

      Weighted Common Shares Outstanding ....     5,902,446      5,253,032
                                                ===========    ===========



        The accompanying notes are an integral part of these consolidated financial statements.

                   DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                     For the Three Months Ended
                                                             March 31,
                                                   -----------------------------
                                                      2000           1999
                                                  ----------     ---------------
                                                  (Unaudited)      (Unaudited)




CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss ......................................   $(303,416)   $(246,922)
    Adjustments to Reconcile Net Loss
        to Net Cash Flows
        Used in Operating Activities:
           Depreciation ...........................       5,000        1,000
           Recognition of  Officers Compensation
           on Donated Services ....................        --         60,000
           Common Stock Issued for Services .......      77,500         --
           (Increase) Decrease in:
             Accounts Receivable ..................     (54,483)        (493)
             Inventories ..........................      (5,406)        --
             Due from Related Parties .............      40,993      (60,016)
           Increase (Decrease) in:
              Accounts Payable and Accrued Expenses      20,851       54,575
              Accrued Salaries ....................      41,351        7,000
              Customer Deposits ...................        (690)        --
              Due to Related Party ................        --         (7,408)
                                                      ---------    ---------
Net Cash Flows Used in Operating Activities .......    (178,300)    (192,264)
                                                      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash from Acquisition .........................       1,276         --
    Acquisition of Property and Equipment .........      (5,741)     (87,359)
                                                      ---------    ---------
Net Cash Flows Used in Investing Activities .......      (4,465)     (87,359)
                                                      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in Subscriptions Receivable .........      30,500         --
     Proceeds from Deposit on Stock Purchase ......     104,800         --
     Proceeds from Issuance of Common Stock .......      50,000      270,050
                                                      ---------    ---------
Net Cash Flows Provided by Financing Activities ...     185,300      270,050
                                                      ---------    ---------
Net Increase (Decrease ) in Cash ..................       2,535       (9,573)
Cash - Beginning of Period ........................       3,350       10,047
                                                      ---------    ---------
Cash - End of Period ..............................   $   5,885    $     474
                                                      =========    =========
SUPPLEMENTAL INFORMATION:
   Cash Paid During Year for:
       Interest and Taxes .........................   $    --      $    --
                                                      =========    =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Common Stock
 for Subscription Receivable ......................   $    --      $ 550,000
                                                      =========    =========
Issuance of Common Stock
 for Marketable Equity Securities .................   $  24,000    $    --
                                                      =========    =========
Details of Acquisition:
   Fair value of assets ...........................   $  26,777    $    --
    Liabilities ...................................        (377)        --
    Common stock issued ...........................     (26,400)        --
                                                      ---------    ---------
   Net cash paid for acquisition ..................   $    --      $    --
                                                      =========    =========





       The accompanying notes are an integral part of these consolidated financial statements.

                   DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (UNAUDITED)




NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 1999 and notes thereto contained in the Report on Form 10-KSB of Dynamic Imaging Group, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results for the full fiscal year ending December 31, 2000.

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

NOTE 3 - DUE FROM RELATED PARTIES

The Company advanced funds to a certain officer of the Company. The advances are non-interest bearing and are payable on demand. At March 31 2000, advances to this officer amounted to $1,698.

The Company advanced funds to a company affiliated through common officers. The advances are non-interest bearing and are payable on demand. At March 31, 2000, advances to this company amounted to $46,450.

NOTE 4 - ACQUISITION

During January 2000, the Company acquired 100% of the outstanding stock of Digi of Fort Lauderdale, Inc. in exchange for 33,000 shares of Company stock with a fair value of $26,400. The Company is accounting for this acquisition using the purchase method of accounting. The purchase price equaled the fair value of net liabilities assumed. The results of operations of Digi of Fort Lauderdale, Inc. are included in the accompanying financial statements from January 1, 2000 (effective date of acquisition) to March 31, 2000. Digi of Fort Lauderdale, Inc. commenced operations subsequent to March 31, 1999. Therefore, unaudited pro forma consolidated results of operations have not been presented.

                   DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (UNAUDITED)




NOTE 5 - MARKETABLE EQUITY SECURITIES

Marketable equity securities are classified into one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are acquired and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold to maturity. All other securities not included in the trading and held-to-maturity categories are available-for-sale securities. Management determines the appropriate classifications of marketable equity securities at the time they are acquired and evaluates the continuing appropriateness of the classification at each balance sheet date. At March 31, 2000, the Company held only available-for-sale securities, which are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' deficit.

NOTE 6- STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred Stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock

During the three month period ended March 31, 2000, the Company issued 82,000 shares of common stock in exchange for professional services rendered. These shares were valued at $.80 to $2.50 per share, the fair values, and charged to operations.


During January 2000, the Company issued 33,000 shares of restricted common stock at a fair value price of $.80 in exchange for 100% of the outstanding shares of Digi of Fort Lauderdale, Inc.


During January 2000, the Company issued 80,000 shares of restricted common stock for $40,000 in cash and marketable equity securities with a fair market value of $24,000.

During January 2000, the Company authorized the issuance of 300,000 shares of common stock to a third party at a fair value price of $.50 per share. As of March 31, 2000, the shares had not been issued although the Company collected funds toward the purchase of these shares amounting to $104,800. The funds are shown on the accompanying balance sheet as a deposit on stock purchase

During March 2000, the Company issued 10,000 shares of restricted common stock for proceeds of $10,000.

                   DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (UNAUDITED)




NOTE 7 -COMPREHENSIVE INCOME

The Company uses Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represent certain amounts that are reported as components of stockholders' equity in the accompanying balance sheet, including foreign currency translation adjustments. For the three months ending March 31, 2000, the Company had no comprehensive income.

NOTE 8 - FUTURE EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which establishes accounting and reporting standards for all derivative instruments. SFAS 133 was to be effective for fiscal years beginning after June 15, 1999. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 as an amendment to SFAS 133 and deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company currently has no derivative instruments and, therefore, the adoption of SFAS 133 is not expected to have an impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

This report on Form 10-QSB contains certain forward-looking statements, which are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to the Company's dependence upon certain key personnel, its ability to manage its growth, the Company's success in implementing its business strategy, the Company's success in arranging financing where required, and the risk of economic and market factors affecting the Company or its customers. Many of such risk factors are beyond the control of the Company and its management.

Three months ended March 31, 2000 compared to three months ended March 31, 1999.

Net sales for the three months ended March 31, 2000 were $217,809 as compared to net sales for the three months ended March 31, 1999 of $45,879. This increase is principally due to volume and rate increases in our existing markets, as well as revenues associated with new store operations in Miami and Fort Lauderdale, Florida.

Cost of sales were $95,175 or 44% of sales for the three months ended March 31, 2000 as compared to cost of sales for the three months ended March 31, 1999 of $12,475 or 28% of sales. Cost of sales increased as a percentage of net sales.

The Company recognizes a greater gross profit margin from graphic sales as compared to display sales. Net sales and gross profits depend in part on the volume and mix of display sales, graphic sales and rental sales. Graphic products have a higher gross margin with a relatively lower sales transaction amount per customer, while display sales have a comparably lower gross profit margin with a relatively higher sales transaction amount per customer. During the three months ended March 31, 2000, displays sales accounted for approximately 69% of net sales as compared to approximately 50% of net sales for the three months ended March 31, 1999.

Consulting fees were $74,610 for the three months ended March 31, 2000. The increase is primarily attributable to investment banking and other fees incurred in connection with the Company's stock sales.

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

Professional fees were $17,788 for the three months ended March 31, 2000 as compared to $6,415 for the three months ended March 31, 1999. The increase is attributable to an increase in accounting and auditing fees, and legal fees primarily attributable to the Company's private placement and SEC filings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (Continued)

Rent expense was $27,607 for the three months ended March 31, 2000 as compared to $15,264 for the three months ended March 31, 1999. The increase was directly attributable to the acquisition of its wholly owned subsidiary, Digi of Fort Lauderdale, Inc.

Salaries were $117,517 for the three months ended March 31, 2000 as compared to $109,875 for the three months ended March 31, 1999. The increase was directly attributable to the Company's head count growth and need to support the existing product.

Other selling, general and administrative expenses, which include travel and entertainment, insurance, auto, telephone and other expenses, were $121,620 for the three months ended March 31, 2000 as compared to $112,003 for the three months ended March 31, 1999. The increase is primarily attributable to increased sale and marketing efforts.

As a result of the foregoing factors, the Company incurred losses of approximately $303,416 or ($.05) per share for the three months ended March 31, 2000 as compared to a loss of approximately $246,922 or ($.05) per share for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had a stockholders' deficiency of approximately $292,369. Since its inception, it has incurred losses of approximately $1,793,000. The Company's operations and growth have been funded by the sale of common stock with gross proceeds of approximately $880,000 and working capital borrowings amounting to $50,000. These funds were used for working capital and capital expenditures.

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

Net cash used in operations during the three months ended March 31, 2000 was $178,300 compared to cash used in operations of $192,264 in the 1999 period. The difference is primarily due to net cash received from related parties.

Net cash used in investing activities during the three months ended March 31, 2000 was $4,465 compared to net cash used in investing activities of $87,359 during the three months ended March 31, 1999. This difference was attributable to the acquisitions of trade show displays to be used in the Company's display rental business during 1999. Net cash provided by financing activities during the three months ended March 31, 2000 was $185,300 as compared to net cash provided by financing activities of $270,050 during the three months ended March 31, 1999. The difference was attributable to less sales of common stock in the current period.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company is not involved in any material litigation

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
              (27) Financial Data Schedule

         (b) There were no current reports on Form 8-K filed by the Company during the three months ended March 31, 2000.
 .

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DYNAMIC IMAGING GROUP, INC.


Dated:   May 15, 2000                       By: /s/Gary Morgan
                                                  ------------------------------

                                            Gary Morgan, Chief Executive Officer

Dated:   May 15, 2000                       By: /s/ Roland Breton
                                                   -----------------------------

                                                   Roland Breton, President