Form 10QSB
period 2000-06-30
DYNAMIC IMAGING GROUP INC/FL
filed 2000-08-21
CIK 1079250

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               June 30, 2000
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


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 2000: 6,873,585 shares of common stock, $.001 par value per share.

                           DYNAMIC IMAGING GROUP, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED June 30, 2000
                                      INDEX



                                                                            Page

PART I - FINANCIAL INFORMATION

 Item 1 - Consolidated Financial Statements

   Consolidated Balance Sheet (Unaudited)
     June 30, 2000......................................................       2
   Consolidated Statements of Operations (Unaudited)
     For the Three and Six Months Ended June 30, 2000 and 1999..........       3
   Consolidated Statements of Cash Flows (Unaudited)
     For the Six Months Ended June 30, 2000 and 1999....................       4

   Notes to Consolidated Financial Statements...........................     5-8

 Item 2 - Management's Discussion and Analysis or Plan
            of Operations...............................................    9-11


PART II - OTHER INFORMATION

 Item 1 - Legal Proceedings.............................................      12

 Item 2 - Changes in Securities and Use of Proceeds.....................      12

 Item 4 - Submission of Matters to a Vote of Security Holders...........      12

 Item 6 - Exhibits and Reports on Form 8-K..............................      12

 Signatures.............................................................      13

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2000
                                   (Unaudited)




                                     ASSETS


CURRENT ASSETS:
  Accounts Receivable                                                 $  86,366
  Subscription Receivable                                                 7,500
  Inventories                                                            26,037
                                                                        -------
    Total Current Assets                                                119,903

PROPERTY AND EQUIPMENT - Net                                            136,792
MARKETABLE EQUITY SECURITIES                                             24,000
DUE FROM RELATED PARTIES                                                 31,600
GOODWILL - Net                                                          172,813
SECURITY DEPOSITS                                                         2,990
                                                                        -------
    Total Assets                                                      $ 488,098
                                                                        =======

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Note Payable                                                        $  50,000
  Accounts Payable and Accrued Expenses                                 398,832
  Accrued Salaries                                                      198,502
  Customer Deposits                                                      16,749
  Due to Related Party                                                   25,000
                                                                        -------
    Total Current Liabilities                                           689,083
                                                                        -------

STOCKHOLDERS' DEFICIT:
  Preferred Stock (No Par Value; 5,000,000 Shares
    Authorized; No Shares Issued and Outstanding)                             -
  Common Stock ($.001 Par Value; 50,000,000 Shares Authorized;
    6,873,585 Shares Issued and Outstanding)                              6,874
  Additional Paid-in Capital                                          1,949,977
  Accumulated Deficit                                                (2,157,836)
                                                                     -----------
    Total Stockholders' Deficit                                        (200,985)
                                                                     -----------
    Total Liabilities and Stockholders' Deficit                       $ 488,098
                                                                     ===========



                See notes to consolidated financial statements

                DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS




                                                            For the Three Months            For the Six Months
                                                                Ended June 30,                 Ended June 30,
                                                          -------------------------      ------------------------
                                                             2000           1999            2000          1999
                                                          ---------       ---------      ---------      ---------


NET SALES                                               $  200,493       $ 144,393      $ 418,302      $ 190,272

COST OF SALES                                               86,442          95,968        181,617        108,443
                                                          ---------       ---------      ---------      ---------

GROSS PROFIT                                               114,051          48,425        236,685         81,829
                                                          ---------       ---------      ---------      ---------

OPERATING EXPENSES:
    Consulting Fees                                         57,060               -        131,670              -
    Contract Labor                                          61,004          44,439        122,912         80,208
    Depreciation and Amortization                            7,187           2,000         12,187          3,000
    Professional Fees                                       19,477           9,151         37,265         15,566
    Rent                                                    27,847          16,614         55,454         31,878
    Salaries                                               114,679         124,700        232,196        234,575
    Other Selling, General and Administrative              114,177          58,135        235,797        170,138
                                                          ---------       ---------      ---------      ---------

      Total Operating Expenses                             401,431         255,039        827,481        535,365
                                                          ---------       ---------      ---------      ---------

LOSS FROM OPERATIONS                                      (287,380)       (206,614)      (590,796)      (453,536)

OTHER EXPENSES:
    Interest Expense                                        76,987               -         76,987              -
                                                          ---------       ---------      ---------      ---------

NET LOSS                                                $ (364,367)      $(206,614)     $(667,783)     $(453,536)
                                                          =========       =========      =========      =========

BASIC AND DILUTED:
    Net Loss Per Common Share                           $    (0.06)      $   (0.04)     $   (0.11)     $   (0.08)
                                                          =========       =========      =========      =========

    Weighted Common Shares Outstanding                    6,192,074       5,551,550      6,049,693      5,431,369
                                                          =========       =========      =========      =========

                 See notes to consolidated financial statements

                        DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                  For the Six Months
                                                                                    Ended June 30,
                                                                           --------------------------------
                                                                              2000                 1999
                                                                           -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                 $ (667,783)          $ (453,536)
  Adjustments to Reconcile Net Loss to Net Cash Flows
    Used in Operating Activities:

      Depreciation and Amortization                                            12,187                3,000
      Recognition of  Officers Compensation on Donated Services                     -               60,000
      Common Stock Issued for Services                                        128,251                2,000
      Interest Expense Recognized for Issuance of Common Stock                 75,000                    -

      (Increase) Decrease in:
       Accounts Receivable                                                    (58,580)              (8,238)
       Inventories                                                            (20,574)                   -
       Due from Related Parties                                                57,541             (159,607)
       Security Deposits                                                            -               (1,000)

      Increase (Decrease) in:
       Accounts Payable and Accrued Expenses                                   99,501              222,847
       Accrued Salaries                                                       126,002                    -
       Customer Deposits                                                         (690)               5,082
                                                                           -----------          -----------
Net Cash Flows Used in Operating Activities                                  (249,145)            (329,452)
                                                                           -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash from Acquisition                                                         1,276                    -
  Acquisition of Property and Equipment                                       (15,981)             (96,286)
                                                                           -----------          -----------
Net Cash Flows Used in Investing Activities                                   (14,705)             (96,286)
                                                                           -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Subscriptions Receivable                                         30,500                    -
  Proceeds from Issuance of Common Stock                                      205,000              425,485
  Due to Related Party                                                         25,000               (7,408)
                                                                           -----------          -----------
Net Cash Flows Provided by Financing Activities                               260,500              418,077
                                                                           -----------          -----------

Net Increase (Decrease ) in Cash                                               (3,350)              (7,661)

Cash - Beginning of Period                                                      3,350               10,047
                                                                           -----------          -----------
Cash - End of Period                                                       $        -           $    2,386
                                                                           ===========          ===========
SUPPLEMENTAL INFORMATION:
  Cash Paid During Year for:
    Interest and Taxes                                                     $        -           $        -
                                                                           ===========          ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of Common Stock for Acquisition                                   $  175,000           $        -
                                                                           ===========          ===========
Issuance of Common Stock for Subscription Receivable                       $        -           $  382,000
                                                                           ===========          ===========
Issuance of Common Stock for Marketable Equity Securities                  $   24,000           $        -
                                                                           ===========          ===========
Details of Acquisition:
   Fair value of assets                                                    $   26,777           $        -
    Liabilities                                                                  (377)                   -
    Common stock issued                                                       (26,400)                   -
                                                                           -----------          -----------
   Net cash paid for acquisition                                           $        -           $        -
                                                                           ===========          ===========

                 See notes to consolidated financial statements
                                      -4-

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (UNAUDITED)




NOTE 1 - BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 1999 and notes thereto contained in the Report on Form 10-KSB of Dynamic Imaging Group, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results for the full fiscal year ending December 31, 2000.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has continued to suffer recurring losses from operations that to date, total $2,157,836. At June 30, 2000, the Company had a working capital deficit of $569,180. These factors among others may indicate the Company will be unable to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's primary source of liquidity has been from the cash generated by its operations and through the private placement of equity and debt securities. The Company is presently developing its infrastructure and ramping up operations of its business in order to eventually achieve profitable operations. However, there can be no assurance that the Company will be successful in achieving profitability or acquiring additional capital or that such capital, if available, will be on terms and conditions favorable to the Company. Based upon its current business plan, the Company believes it will generate sufficient cash flow through operations and external sources of capital to continue to meet its obligations in a timely manner.

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

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (UNAUDITED)



NOTE 3 - DUE FROM RELATED PARTY

The Company advanced funds to a company affiliated through common officers. The advances are non-interest bearing and are payable on demand. At June 30, 2000, advances to this company amounted to $31,600.

NOTE 4 - ACQUISITIONS

During January 2000, the Company acquired 100% of the outstanding stock of Digi of Fort Lauderdale, Inc. in exchange for 33,000 shares of Company stock with a fair value of $26,400. The Company is accounting for this acquisition using the purchase method of accounting. The purchase price equaled the fair value of net liabilities assumed. The results of operations of Digi of Fort Lauderdale, Inc. are included in the accompanying financial statements from January 1, 2000 (effective date of acquisition) to June 30, 2000. Digi of Fort Lauderdale, Inc. commenced operations subsequent to June 30, 1999. Therefore, unaudited pro forma consolidated results of operations have not been presented. Subsequent to June 30, 2000, the Company sold 50% of its interest in Digi of Fort Lauderdale, Inc. to a third party. See Note 9 - Subsequent Event for additional information.

On May 15 2000, the Company acquired 100% of the outstanding stock of Peerless Solutions, Inc. (Peerless) in exchange for 350,000 shares of Company stock with a fair value of $175,000. As part of the acquisition, Peerless changed its name to DIGI eSolutions, Inc. (eSolutions). In addition to these shares, the Peerless shareholders shall be entitled to receive from the Company no later than June 30, 2003, his or her proportionate shares of contingent shares of common stock of the Company. Said shares shall bear a restrictive Rule 144 legend according to the Securities Act of 1933. The number of contingent shares is determined by dividing the Contingent Sum by the Stipulated Value. The Contingent Sum is equal to Five (5) times the average annual net earnings of DIGI eSolutions determined for each of the following thirteen (13) and twelve (12) month periods beginning on May 1, 2000 and ending on May 31, 2003. Peerless provides businesses with a wide range of e-commerce services including development of business to business applications, state of the art web technology and staff augmentation services. The Company is accounting for this acquisition using the purchase method of accounting. The purchase price exceeded the fair value of net assets acquired by $175,000. As of May 15, 2000, eSolutions did not have assets, liabilities or operations. The excess has been applied to goodwill and is being amortized on a straight-line basis over 10 years. For the quarter ended June 30, 2000, amortization expense amounted to $2,187.

NOTE 5 - MARKETABLE EQUITY SECURITIES

Marketable equity securities are classified into one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are acquired and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold to maturity. All other securities not included in the trading and held-to-maturity categories are available-for-sale securities. Management determines the appropriate classifications of marketable equity securities at the time they are acquired and evaluates the continuing appropriateness of the classification at each balance sheet date. At June 30, 2000, the Company held only available-for-sale securities, which are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' deficit. At June 30, 2000, their is no unrealized gain or loss recognized.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (UNAUDITED)



NOTE 6 - NOTE PAYABLE

The Company has a note payable to an unaffiliated third party. The note is non-interest bearing, non-collateralized, and is payable on April 1, 2000. As of June 30, 2000, the note payable to this third party amounted to $50,000. In connection with this note payable, the Company issued 50,000 restricted common shares in 1999. The value of the consideration, $40,000 based on the fair value price per share of $.80, was reflected as interest expense and charged to operations in the year ended December 31, 1999. If the note is not repaid on April 1, 2000, a penalty of 50,000 shares per month shall be paid to the third party. During the quarter ended June 30, 2000, the Company issued 150,000 shares of common stock in accordance with this penalty. These shares were valued at approximately $.50 per share, the fair values. As of August 1, 2000, the note had not been repaid.


NOTE 7- STOCKHOLDERS' EQUITY (DEFICIT)

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

During the three month period ended March 31, 2000, the Company issued 82,000 shares of restricted common stock in exchange for professional services rendered. These shares were valued at $.80 to $2.50 per share, the fair values, and charged to operations.

During January 2000, the Company authorized the issuance of 310,000 shares of restricted common stock to a third party at a fair value price of $.50 per share. The shares had been issued for net proceeds of $155,000.

During March 2000, the Company issued 10,000 shares of restricted common stock for proceeds of $10,000.

On May 15, 2000, the Company entered into a stock exchange and plan of reorganization agreement with Peerless Solutions, Inc. The Company agreed to exchange 350,000 shares of its restricted common stock for 100% of Peerless Solutions, Inc. These shares were valued at approximately $.50 per share, the fair value at date of issuance.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (UNAUDITED)


NOTE 7- STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

During June 2000, the Company issued 150,000 shares of restricted common stock as payment of interest expense on a note payable. These shares were valued at approximately $.50 per share, the fair value at the date of issuance.

During May and June 2000, the Company issued 101,500 shares of restricted common stock in exchange for professional services rendered. These shares were valued at $.50 per share, the fair value at the date of issuance, and charged to operations.

NOTE 8 -COMPREHENSIVE INCOME

The Company uses Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represent certain amounts that are reported as components of stockholders' equity in the accompanying balance sheet, including foreign currency translation adjustments. For the six months ending June 30, 2000, the Company had no comprehensive income.

NOTE 9 - SUBSEQUENT EVENTS

On July 10,  2000,  the Company  issued a  convertible  debenture  and  borrowed
$27,826 from a third party. The entire outstanding debt plus interest aggregating $65,000 shall be due and payable on October 10, 2000. The aggregate debt amounting to $65,000 shall be convertible, at default, at the option of the lender, into shares of the Company's common stock at a conversion price of $1.00 per share or 65,000 shares.

On July 1, 2000, the Company sold 50% of its interest in Digi of Fort Lauderdale, Inc. to a stockholder and former employee and entered into a joint venture agreement. As consideration, the sum of $20,000 shall be paid to the Company. The purchaser surrendered to the Company 10,000 shares of the Company's stock to be held in the purchaser's name for six months. The common shares may be sold on the open market by the Company at a value equal or greater than $2.00 per share at any time prior to the last day of the sixth month.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

This report on Form 10-QSB contains certain forward-looking statements, which are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage its growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting the us or our customers. Many of such risk factors are beyond our control.

Six and three months ended June 30, 2000 compared to six and three months ended June30, 1999.

Net sales for the six and three months ended June 30, 2000 were $418,302 and $200,493, respectively, as compared to net sales for the six and three months ended June 30, 1999 of $190,272 and $144,393. This increase is principally due to volume and rate increases in our existing markets, as well as revenues associated with new store operations in Miami and Fort Lauderdale, Florida.

For the six and three months ended June 30, 2000, cost of sales amounted to $181,617 and $86,442 or 43 % of net sales as compared to $108,443 and $95,968 or
56% and 66 % of net sales, for the six and three months ended June 30, 1999, respectively. We recognize a greater gross profit margin from graphic sales as compared to display sales. Net sales and gross profits depend in part on the volume and mix of display sales, graphic sales and rental sales. Graphic products have a higher gross margin with a relatively lower sales transaction amount per customer, while display sales have a comparably lower gross profit margin with a relatively higher sales transaction amount per customer. During the six months ended June 30, 2000, displays sales accounted for approximately 69% of net sales as compared to approximately 76% of net sales for the six months ended June 30, 1999. Accordingly, we recognized gross profit margins of 53% for the six and three months ended June 30, 2000 as compared to gross profit margins of 44% and 34% for the six and three months ended June 30, 1999, respectively.

Consulting fees were $131,670 and $57,060 for the six and three months ended June 30, 2000, respectively, as compared to $-0- for the six and three months ended June 30, 1999. The increase is primarily attributable to investment banking and other fees incurred in connection with our stock sales. Additionally, during May and June 2000, we issued 101,500 shares of common stock in exchange for professional and consulting services rendered. These shares were valued at $.50 per share, the fair value, and charged to consulting fees.

Contract labor expenses include costs and commissions related to our sales force that is comprised of both direct employees of the Company (included in salaries) and independent sales representatives. Contract labor also includes costs of certain individuals related to administration and purchasing who are engaged on a contractual basis. Contract labor expenses were $122,912 and $61,004 for the six and three months ended June 30, 2000, respectively, as compared to $80,208 and $44,439 for the six and three months ended June 30, 1999. The increase in contract labor is attributable to our growth and need to support our existing products and service business as well as to provide the infrastructure for future growth.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Professional fees were $37,265 and $19,477 for the six and three months ended June 30, 2000, respectively, as compared to $15,566 and $9,151 for the six and three months ended June 30, 1999. The increase is attributable to the fact that we incurred additional legal and accounting fees in connection with the filing of our registration statement on Form 10-SB, as filed and subsequently amended, during fiscal 2000.

Rent expense was $55,454 and $27,847 for the six and three months ended June 30, 2000 as compared to $31,878 and $16,614 for the six and three months ended June 30, 1999. The increase was directly attributable to the acquisition of our wholly owned subsidiary, Digi of Fort Lauderdale, Inc.

Salaries were $232,196 and $114,679 for the six and three months ended June 30, 2000, respectively, as compared to $234,575 and $124,700 for the six and three months ended June 30, 1999. Salary figures have remained comparatively steady over the periods. We anticipate head count to remain consistent. We will continue to use contract labor as necessary to complete projects and to generate sales.

Other selling, general and administrative expenses, which include travel and entertainment, insurance, auto, telephone and other expenses, were $235,797 and $114,177 for the six and three months ended June 30, 2000 as compared to $170,138 and $58,135 for the six and three months ended June 30, 1999. The increase is primarily attributable to increased sale and marketing efforts. Additional, we have incurred additional travel and entertainment expenses related to our SEC filings and stock registration.

Interest expense was $76,987 for the six and three months ended June 30, 2000, respectively, as compared to $-0- for the six and three months ended June 30, 1999. The increase was directly attributable to our issuance 150,000 shares of common stock as payment of interest expense on a note payable. These shares were valued at approximately $.50 per share, the fair values.

As a result of the foregoing factors, we incurred losses of approximately $667,783 or ($.11) per share for the six months ended June 30, 2000 as compared to a loss of approximately $453,536 or ($.08) per share for the six months ended June 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, we had a stockholders' deficiency of approximately $201,000. Since our inception, we have incurred losses of approximately $2,158,000. Our operations and growth have been funded by the sale of common stock with gross proceeds of approximately $880,000 and working capital borrowings amounting to $50,000. Additionally, on July 10, 2000, we issued a convertible debenture and borrowed $27,826 from a third party. This entire outstanding debt plus interest aggregating $65,000 shall be due and payable on October 10, 2000. The aggregate debt amounting to $65,000 shall be convertible, at default, at the option of the lender, into shares of the Company's common stock at a conversion price of $1.00 per share or 65,000 shares. These funds were used for working capital and capital expenditures.

We have no other material commitments for capital expenditures. We believe that we have sufficient liquidity to meet all of our cash requirements for the next twelve months through cost reductions and increased marketing efforts together with additional proceeds from common stock sales. A key element of our strategy is to continue to expand our sales force and to evaluate opportunities to expand through acquisition of companies engaged in similar and related complementary businesses. During May 2000, we acquired 100% of the outstanding stock of Peerless Solutions, Inc. (Peerless) in exchange for 350,000 shares of Company stock with a fair value of $175,000. As part of the acquisition, Peerless changed its name to DIGI eSolutions, Inc. (eSolutions). Esolutions provides businesses with a wide range of e-commerce services including development of business to business applications, state of the art web technology and staff augmentation services. We expect eSolutions to generate revenues and cash flow aggregating $400,000 during the fourth quarter of the calendar year. Any additional acquisitions may require additional capital, although there can be no assurances that any acquisitions will be completed. Also, we believe that additional funding will be necessary to expand our market share.

During the six months ended June 30, 2000, our operating cash requirement was $224,145 attributable to a net loss of $667,783 mitigated by non-cash charges for depreciation and amortization of $12,187, stock based compensation of $128,251 and stock issued for interest expense of $75,000. The net remaining shortfall was primarily funded by the net sale of common stock for $235,500 received during the six months ended June 30, 2000. Partially offsetting this funding were capital expenditures of $15,981.

During the six months ended June 30, 1999, our operating cash requirement was $336,860 attributable to a net loss of $453,536 mitigated by non-cash charges for depreciation and amortization of $3,000, stock based compensation of $2,000 and the recognition of officers compensation on donated services of $60,000. The net remaining shortfall was primarily funded by the net sale of common stock for $425,485 received during the six months ended June 30, 1999. Partially offsetting this funding were capital expenditures related to the acquisitions of trade show displays to be used in our display rental business of $96,286.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         We are not involved in any material litigation

Item 2. Changes in Securities and Use of Proceeds

     During January 2000, the Company issued 80,000 shares of restricted common stock for $40,000 in cash and marketable equity securities with a fair market value of $24,000.

     During January 2000, the Company issued 33,000 shares of restricted common stock at a fair value price of $.80 in exchange for 100% of the outstanding shares of Digi of Fort Lauderdale, Inc.

     During the three month period ended March 31, 2000, the Company issued 82,000 shares of restricted common stock in exchange for professional services rendered. These shares were valued at $.80 to $2.50 per share, the fair values, and charged to operations.

     During January 2000, the Company authorized the issuance of 310,000 shares of restricted common stock to a third party at a fair value price of $.50 per share. The shares had been issued for net proceeds of $155,000.

     During March 2000, the Company issued 10,000 shares of restricted common stock for proceeds of $10,000.

     On May 15, 2000, the Company entered into a stock exchange and plan of reorganization agreement with Peerless Solutions, Inc. The Company agreed to exchange 350,000 shares of its restricted common stock for 100% of Peerless Solutions, Inc. These shares were valued at approximately $.50 per share, the fair value at date of issuance.

     During June 2000, the Company issued 150,000 shares of restricted common stock as payment of interest expense on a note payable. These shares were valued at approximately $.50 per share, the fair value at the date of issuance.

     During May and June 2000, the Company issued 101,500 shares of restricted common stock in exchange for professional services rendered. These shares were valued at $.50 per share, the fair value at the date of issuance, and charged to operations.

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                (10.1) Stock  exchange   agreement   and plan of  reorganization
                       with Peerless Solutions, Inc.

                (27)   Financial Data Schedule

         (b) There were no current reports on Form 8-K filed by us during the six months ended June 30, 2000.

                                   SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DYNAMIC IMAGING GROUP, INC.


Dated:   August 18, 2000                    By:/s/Gary Morgan
                                            -----------------------------------
                                            Gary Morgan, Chief Executive Officer

Dated:   August 18, 2000                    By:/s/Roland Breton
                                            -----------------------------------
                                            Roland Breton, President