Form 10QSB
period 2000-09-30
DYNAMIC IMAGING GROUP INC/FL
filed 2000-11-22
CIK 1079250

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               September 30, 2000
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 2000: 8,493,687 shares of common stock, $.001 par value per share.

                           DYNAMIC IMAGING GROUP, INC.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED September 30, 2000
                                      INDEX



                                                                            Page

PART I - FINANCIAL INFORMATION

 Item 1 - Consolidated Financial Statements

 Consolidated Balance Sheet (Unaudited)
   September 30, 2000..................................................        3
 Consolidated Statements of Operations (Unaudited)
   For the Nine Months Ended September 30, 2000 and 1999...............        4
 Consolidated Statements of Cash Flows (Unaudited)
   For the Nine Months Ended September 30, 2000 and 1999...............        5

 Notes to Consolidated Financial Statements............................     6-11

 Item 2 -Management's Discussion and Analysis of Financial
         Condition and Resultsof Operations............................    11-14


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings.......................................       15

      Item 4 - Submission of Matters to a Vote of Security Holders.....       15

      Item 6 - Exhibits and Reports on Form 8-K........................       15

      Signatures.......................................................       15

                          DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET
                                       September 30, 2000
                                          (Unaudited)




                                             ASSETS

CURRENT ASSETS:
    Accounts Receivable                                                          $ 206,415
    Inventories                                                                     19,327
                                                                                 ----------

        Total Current Assets                                                       225,742

PROPERTY AND EQUIPMENT - Net                                                       142,256

MARKETABLE EQUITY SECURITIES                                                        24,000
DUE FROM RELATED PARTIES                                                            40,585
GOODWILL - Net                                                                     288,437
SECURITY DEPOSITS                                                                    2,990
                                                                                 ----------

        Total Assets                                                             $ 724,010
                                                                                 ==========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Note and Debenture Payable                                                   $ 100,000
    Accounts Payable and Accrued Expenses                                          436,696
   Accrued Salaries                                                                 21,092
    Payroll Taxes Payable                                                           31,906
    Customer Deposits                                                               16,749
    Due to Related Party                                                            26,500
                                                                                 ----------

        Total Current Liabilities                                                  632,943
                                                                                 ----------

STOCKHOLDERS' DEFICIT:
    Preferred Stock (No Par Value; 5,000,000 Shares
        Authorized; No Shares Issued and Outstanding)                                    -
    Common Stock ($.001 Par Value; 50,000,000 Shares Authorized;
        8,493,687 Shares Issued and Outstanding )                                    8,494
    Additional Paid-in Capital                                                   2,547,159
    Accumulated Deficit                                                         (2,457,086)
    Less: Subscription Receivable                                                   (7,500)
                                                                                 ----------

        Total Stockholders' Deficit                                                 91,067
                                                                                 ----------

        Total Liabilities and Stockholders' Deficit                              $ 724,010
                                                                                 ==========


The accompanying notes are an integral part of these consolidated financial statements.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                     For the Three Months                  For the Nine Months
                                                                      Ended September 30,                   Ended September 30,
                                                              ----------------------------------    --------------------------------
                                                                   2000              1999               2000             1999
                                                              ---------------   ----------------    -------------   ----------------

NET SALES                                                     $      414,710    $       165,818     $    833,012    $       356,089

COST OF SALES                                                         80,611             71,842          262,228            180,285
                                                              ---------------   ----------------    -------------   ----------------

GROSS PROFIT                                                         334,099             93,976          570,784            175,804
                                                              ---------------   ----------------    -------------   ----------------

OPERATING EXPENSES:
    Consulting Fees                                                   33,300                  -          164,970                  -
    Contract Labor                                                   112,710             82,988          235,622            163,196
    Depreciation and Amortization                                     12,876              6,000           25,063              9,000
    Professional Fees                                                 10,061              8,076           47,326             23,641
    Rent                                                              19,683             24,124           75,137             56,002
    Salaries                                                         197,106            114,551          429,302            349,126
    Other Selling, General and Administrative                        149,570             53,943          385,367            224,081
                                                              ---------------   ----------------    -------------   ----------------

        Total Operating Expenses                                     535,306            289,682        1,362,787            825,046
                                                              ---------------   ----------------    -------------   ----------------

LOSS FROM OPERATIONS                                                (201,207)          (195,706)        (792,003)          (649,242)

OTHER EXPENSES:
     Interest Expense                                                 98,043                  -          175,030                  -
                                                              ---------------   ----------------    -------------   ----------------

LOSS BEFORE PROVISION FOR INCOME TAXES                              (299,250)          (195,706)        (967,033)          (649,242)
                                                              ---------------   ----------------    -------------   ----------------

PROVISION FOR INCOME TAXES:
     Current                                                               -                  -                -                  -
     Deferred                                                              -                  -                -                  -
                                                              ---------------   ----------------    -------------   ----------------

                                                                           -                  -                -                  -
                                                              ---------------   ----------------    -------------   ----------------

NET LOSS                                                      $     (299,250)   $      (195,706)    $   (967,033)   $      (649,242)
                                                              ===============   ================    =============   ================

BASIC AND DILUTED:
      Net Loss Per Common Share                                      $ (0.04)           $ (0.03)         $ (0.15)           $ (0.12)
                                                              ===============   ================    =============   ================

      Weighted Common Shares Outstanding                           7,146,944          5,598,406        6,416,707          5,487,660
                                                              ===============   ================    =============   ================

The accompanying notes are an integral part of these consolidated financial statements.

                 DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                    For the Nine Months
                                                                                    Ended September 30,
                                                                               -------------------------------
                                                                                   2000             1999
                                                                               --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                   $    (967,033)   $    (649,242)
    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:

           Depreciation and Amortization                                              25,063            9,000
           Recognition of  Officers Compensation on Donated Services                       -           60,000
           Common Stock Issued for Services                                          148,851            2,000
           Interest Expense Recognized for Issuance of Common Stock                  135,000                -

           (Increase) Decrease in:
             Accounts Receivable                                                    (178,629)         (53,208)
             Inventories                                                             (13,864)               -
             Due from Related Parties                                                 48,556         (195,190)
             Security Deposits                                                             -           (1,000)

           Increase (Decrease) in:
              Accounts Payable and Accrued Expenses                                  137,365          119,081
              Accrued Salaries                                                       237,094          210,000
              Payroll Taxes Payable                                                   31,906                -
              Customer Deposits                                                         (690)           8,768
              Due to Related Party                                                    26,500            6,671
                                                                               --------------   --------------

Net Cash Flows Used in Operating Activities                                         (369,881)        (483,120)
                                                                               --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash from Acquisition                                                              1,276                -
    Acquisition of Property and Equipment                                            (29,945)        (129,159)
                                                                               --------------   --------------

Net Cash Flows Used in Investing Activities                                          (28,669)        (129,159)
                                                                               --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Note and Debenture Payable                                        140,000           10,000
     Decrease in Subscriptions Receivable                                             30,500                -
     Proceeds from Issuance of Common Stock                                          224,700          595,735
                                                                               --------------   --------------

Net Cash Flows Provided by Financing Activities                                      395,200          605,735
                                                                               --------------   --------------

Net Increase (Decrease ) in Cash                                                      (3,350)          (6,544)

Cash - Beginning of Period                                                             3,350           10,047
                                                                               --------------   --------------

Cash - End of Period                                                           $           -    $       3,503
                                                                               ==============   ==============

SUPPLEMENTAL INFORMATION:
   Cash Paid During Year for:
       Interest and Taxes                                                      $           -    $           -
                                                                               ==============   ==============

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of Common Stock for Acquisition                                       $     295,000    $           -
                                                                               ==============   ==============
Issuance of Common Stock for Subscription Receivable                           $           -    $     263,000
                                                                               ==============   ==============
Issuance of Common Stock for Marketable Equity Securities                      $      24,000    $           -
                                                                               ==============   ==============
Issuance of Common Stock in Exchange for Debt                                  $     378,502    $           -
                                                                               ==============   ==============

Details of Acquisition:
   Fair value of assets                                                        $      26,777    $           -
    Liabilities                                                                         (377)               -
    Common stock issued                                                              (26,400)               -
                                                                               --------------   --------------

   Net cash paid for acquisition                                               $           -    $           -
                                                                               ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (UNAUDITED)




NOTE 1 - BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 1999 and notes thereto contained in the Report on Form 10-KSB of Dynamic Imaging Group, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results for the full fiscal year ending December 31, 2000.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has continued to suffer recurring losses from operations that to date, total $2,457,086. At September 30, 2000, the Company had a working capital deficit of $407,201. These factors among others may indicate the Company will be unable to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.

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

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (UNAUDITED)



NOTE 3 - RELATED PARTY TRANSACTIONS

The Company advanced funds to certain companies affiliated through common ownership. The advances are non-interest bearing and are payable on demand. At September 30, 2000, advances to these companies amounted to $40,585.

Certain shareholders of the Company and a company related through common ownership from time to time, advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of September 30, 2000, amounts due to these related parties amounted to $26,500.

NOTE 4 - ACQUISITIONS

During January 2000, the Company acquired 100% of the outstanding stock of Digi of Fort Lauderdale, Inc. in exchange for 33,000 shares of Company stock with a fair value of $26,400. The Company accounted for this acquisition using the purchase method of accounting. The purchase price equaled the fair value of net liabilities assumed. The results of operations of Digi of Fort Lauderdale, Inc. are included in the accompanying financial statements from January 1, 2000 (effective date of acquisition) to June 30, 2000. Digi of Fort Lauderdale, Inc. commenced operations subsequent to June 30, 1999. Therefore, unaudited pro forma consolidated results of operations have not been presented. On July 1, 2000, the Company sold 50% of its interest in Digi of Fort Lauderdale, Inc. to a third party and entered into a joint venture agreement. As consideration, the sum of $20,000 shall be paid to the Company. The purchaser surrendered to the Company 10,000 shares of the Company's stock to be held in the third party's name for nine months. The common shares may be sold by the Company at a value of $2.00 per share any time prior to the last day of the ninth month.

On May 15 2000, the Company acquired 100% of the outstanding stock of Peerless Solutions, Inc. (Peerless) in exchange for 350,000 shares of Company stock with a fair value of $175,000. As part of the acquisition, Peerless changed its name to DIGI eSolutions, Inc. (eSolutions). In addition to these shares, the Peerless shareholders shall be entitled to receive from the Company no later than June 30, 2003, his or her proportionate shares of contingent shares of common stock of the Company. Said shares shall bear a restrictive Rule 144 legend according to the Securities Act of 1933. The number of contingent shares is determined by dividing the Contingent Sum by the Stipulated Value. The Contingent Sum is equal to Five (5) times the average annual net earnings of DIGI eSolutions determined for each of the following thirteen (13) and twelve (12) month periods beginning on May 1, 2000 and ending on May 31, 2003. Peerless provides businesses with a wide range of e-commerce services including development of business to business applications, state of the art web technology and staff augmentation services. The Company accounted for this acquisition using the purchase method of accounting. The purchase price exceeded the fair value of net liabilities assumed by $175,000. As of May 15, 2000, eSolutions did not have assets, liabilities or operations. The excess has been applied to goodwill and is being amortized on a straight-line basis over 10 years.

On August 24, 2000, the Company acquired 100% of ePublishing, Inc. in exchange for 300,000 shares of common stock with a fair value of $120,000. These shares bear a restrictive Rule 144 legend according to the Securities Act of 1933. ePublishing is a concept company that will provide a service acknowledging professionals in assorted categories through Who'sWhoDigest.com. The Company accounted for this acquisition using the purchase method of accounting. As of August 24, 2000, ePublishing did not have assets or liabilities but currently has a website under construction. The excess has been applied to goodwill and is being amortized on a straight-line basis over 10 years.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (UNAUDITED)


NOTE 5 - MARKETABLE EQUITY SECURITIES

Marketable equity securities are classified into one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are acquired and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold to maturity. All other securities not included in the trading and held-to-maturity categories are available-for-sale securities. Management determines the appropriate classifications of marketable equity securities at the time they are acquired and evaluates the continuing appropriateness of the classification at each balance sheet date. At September 30, 2000, the Company held only available-for-sale securities, which are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' deficit.

NOTE 6 - NOTES AND DEBENTURES PAYABLE

The Company has a note payable to an unaffiliated third party. The note is non-interest bearing, non-collateralized, and due on April 1, 2000. As of September 30, 2000, the note payable to this third party amounted to $50,000. In connection with the note payable, the Company issued 50,000 restricted common shares in 1999. The value of the consideration, $40,000 based on the fair value price per share of $.80, was reflected as interest expense and charged to operations in the year ended December 31, 1999. If the note is not repaid on April 1, 2000, a penalty of 50,000 shares per month shall be paid to the third party. During the quarter ended June 30, 2000, the Company issued 150,000 shares of common stock in accordance with this note agreement. These shares were valued at fair value of $.50 per share. During the quarter ended September 30, 2000, the Company issued 150,000 shares of common stock in accordance with this note agreement. These shares were valued at fair value of approximately $.40 per share. As of November 1, 2000, the note had not been repaid.

On July 10,  2000,  the Company  signed a  convertible  debenture  and  borrowed
$27,826 from a third party. The entire outstanding debt plus interest aggregating $65,000 shall be due and payable on October 10, 2000. The aggregate debt amounting to $65,000 shall be convertible, upon default, at the option of the lender, into shares of the Company's common stock. On September 22, 2000, the third party converted the entire debenture into 226,087 shares of common stock at a conversion price of $.285, which represents fair value.

On September 7, 2000, the Company signed a convertible debenture and borrowed $50,000 from a third party. Interest has been imputed at 12% per annum. The entire outstanding debt plus interest shall be due and payable on March 7, 2001. The aggregate debt shall be convertible, upon default, at the option of the lender, into shares of the Company's common stock at a conversion price of $1.00 per share.

NOTE 7- STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred Stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (UNAUDITED)


NOTE 7- STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

Common Stock

During July 2000, the Company issued 32,000 shares of common stock in exchange for professional services rendered. These shares were valued at a fair value of $.50 per share and charged to operations.

During August 2000, the Company issued 11,500 shares of restricted common stock in exchange for professional services rendered. These shares were valued at a fair value $.40 per share and charged to operations.

During August 2000, the Company issued 150,000 shares of restricted common stock as payment of interest expense on a note payable. These shares were valued at approximately $.40 per share, the fair values and charged to operations.

During August 2000, the Company issued 78,800 shares of restricted common stock for proceeds of $19,700.

On August 24, 2000, the Company acquired 100% of ePublishing, Inc. in exchange for 300,000 restricted shares of common stock. These shares were valued at a fair value of $.40 per share.

On August 28, 2000, the Company issued 62,500 restricted shares of its common stock in full satisfaction of certain indebtedness amounting to $25,000. These shares were valued at approximately $.40 per share, the fair values.

On September 22, 2000, the Company issued 226,087 restricted shares of its common stock in full satisfaction of certain indebtedness amounting to $65,000. These shares were valued at approximately $.285 per share, the fair values.

On September 30, 2000, the Company issued 759,215 restricted shares of its common stock in full satisfaction of accrued salaries amounting to $288,502. These shares were valued at approximately $.38 per share, the fair values.

The Company has reserved 310,650 shares of common stock in the name of a vendor as collateral for an accounts payable balance amounting to approximately $255,000 as of September 30, 2000.

NOTE 8 -COMPREHENSIVE INCOME

The Company uses Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represent certain amounts that are reported as components of stockholders' equity in the accompanying balance sheet, including foreign currency translation adjustments. For the nine months ending September 30, 2000, the Company had no comprehensive income.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (UNAUDITED)


NOTE 9 - SEGMENT INFORMATION

The Company operates in two reportable business segments - (1) sale of trade show displays and graphics, and (2) e-commerce services including development of business to business applications, state of the art web technology and staff augmentation services. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Information with respect to these reportable business segments for the nine and three months ended September 30, 2000 is as follows:

                                                              For the Nine Months Ended September 30, 2000
                                                      -------------------------------------------------------------
                                                         Trade Show
                                                        Displays and          E-commerce           Consolidated
                                                          Graphics            Solutions               Total
                                                      -----------------    -----------------    -------------------
Net Sales                                             $        555,905     $        277,107     $          833,012
Costs and Operating Expenses                                 1,478,704              146,311              1,625,015
Interest Expense                                               175,030                    -                175,030
                                                      -----------------    -----------------    -------------------
Net Income (Loss)                                     $     (1,097,829)    $        130,796     $         (967,033)
                                                      =================    =================    ===================

                                                             For the Three Months Ended September 30, 2000
                                                      -------------------------------------------------------------
                                                         Trade Show
                                                        Displays and          E-commerce           Consolidated
                                                          Graphics            Solutions               Total
                                                      -----------------    -----------------    -------------------
Net Sales                                             $        137,603     $        277,107     $          414,710
Costs and Operating Expenses                                   469,606              146,311                615,917
Interest Expense                                                98,043                    -                 98,043
                                                      -----------------    -----------------    -------------------

Net Income (Loss)                                     $       (430,046)    $        130,796     $         (299,250)
                                                      =================    =================    ===================

                                                              For the Nine Months Ended September 30, 2000
                                                      -------------------------------------------------------------
                                                         Trade Show
                                                        Displays and          E-commerce           Consolidated
                                                          Graphics            Solutions               Total
                                                      -----------------    -----------------    -------------------
Net Sales                                             $        555,905     $        277,107     $          833,012
Costs and Operating Expenses                                 1,478,704              146,311              1,625,015
Interest Expense                                               175,030                    -                175,030
                                                      -----------------    -----------------    -------------------
Net Income (Loss)                                     $     (1,097,829)    $        130,796     $         (967,033)
                                                      =================    =================    ===================

                                                             For the Three Months Ended September 30, 2000
                                                      -------------------------------------------------------------
                                                         Trade Show
                                                        Displays and          E-commerce           Consolidated
                                                          Graphics            Solutions               Total
                                                      -----------------    -----------------    -------------------
Net Sales                                             $        137,603     $        277,107     $          414,710
Costs and Operating Expenses                                   469,606              146,311                615,917
Interest Expense                                                98,043                    -                 98,043
                                                      -----------------    -----------------    -------------------

Net Income (Loss)                                     $       (430,046)    $        130,796     $         (299,250)
                                                      =================    =================    ===================


During the nine and three months ended September 30, 1999, the e-commerce segment was not in operations.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (UNAUDITED)

NOTE 10 - FUTURE EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. In June 1999, the FASB issued SFAS No. 137, which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The company expects no immediate impact from SFAS No. 133 as it currently has no derivatives.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". With the exception of certain provisions that required earlier application, this interpretation is effective for all applicable transactions beginning July 1, 2000. We do not expect that the adoption of this interpretation will have a material impact on our financial statements.

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

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999.

Net sales for the nine months ended September 30, 2000 were $833,012 as compared to net sales for the nine months ended September 30, 1999 of $356,089. This increase in net sales of $476,923 for the nine months ended September 30, 2000 is principally due to net sales from our e-commerce segment amounting to $277,107 that was primarily derived from web site development. Net sales from our trade show displays and graphics segment increased by $199,816 as compared to the nine months ended September 30, 2000. We attribute this increase to increased sales and marketing efforts.

Cost of sales is attributable to our trade show display and graphics segments. For the nine months ended September 30, 2000, cost of sales amounted to $262,228 or 47% of net sales from our display and graphics segment as compared to $180,285 or 51% of net sales for the nine months ended September 30, 1999. We recognize a greater gross profit margin from graphic sales as compared to display sales. Net sales and gross profits depend in part on the volume and mix of display sales, graphic sales and rental sales. Graphic products have a higher gross margin with a relatively lower sales transaction amount per customer, while display sales have a comparably lower gross profit margin with a relatively higher sales transaction amount per customer. During the nine months ended September 30, 2000, display sales accounted for approximately 48% of net sales as compared to approximately 80% of net sales for the nine months ended September 30, 1999. Accordingly, we recognized gross profit margins of 53% for the nine months ended September 30, 2000 as compared to gross profit margins of 49% for the nine months ended September 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (Continued)

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999 (Continued)

Consulting fees were $164,970 for the nine months ended September 30, 2000 as compared to $-0- for the nine months ended September 30, 1999. The increase is primarily attributable to investment banking and other fees incurred in connection with our stock sales. Additionally, during May and June 2000, we issued 101,500 shares of common stock in exchange for professional and consulting services rendered. These shares were valued at $.50 per share, the fair values, and charged to consulting fees.

Contract labor expenses include costs and commissions related to our sales force that is comprised of both direct employees of the Company (included in salaries) and independent sales representatives. Contract labor also includes costs of certain individuals related to administration and purchasing who are engaged on a contractual basis. Contract labor expenses were $235,622 for the nine months ended September 30, 2000 as compared to $163,196 for the nine months ended September 30, 1999. The increase in contract labor is attributable to our growth and need to support our existing products and service business as well as to provide the infrastructure for future growth. Additionally, our e-commerce segment uses independent contractors to perform certain web site development services.

Professional fees were $47,326 for the nine months ended September 30, 2000 as compared to $23,641 for the nine months ended September 30, 1999. The increase is attributable to the fact that we incurred additional legal and accounting fees in connection with the filing of our registration statement on Form 10-SB, as filed and subsequently amended, during fiscal 2000.

Rent expense was $75,137 for the nine months ended September 30, 2000 as compared to $56,002 for the nine months ended September 30, 1999. The increase was directly attributable to the acquisition of our wholly owned subsidiary, Digi of Fort Lauderdale, Inc. in January 2000. On July 1, 2000, we sold a 50% interest in this subsidiary to a third party. Accordingly, we ceased paying rent on this facility.

Salaries were $429,302 for the nine months ended September 30, 2000 as compared to $349,126 for the nine months ended September 30, 1999. The increase in salary was directly attributable to the addition of our e-commerce subsidiary with salaries amounting to $79,165. Salary figures for our display and graphics business have remained comparatively steady over the periods. We anticipate head count to remain consistent. We will continue to use contract labor as necessary to complete projects and to generate sales.

Other selling, general and administrative expenses, which include travel and entertainment, insurance, auto, telephone and other expenses, were $385,367 for the nine months ended September 30, 2000 as compared to $224,081 for the nine months ended September 30, 1999. The increase is primarily attributable to increased selling and marketing efforts. Additional, we have incurred additional travel and entertainment expenses related to our SEC filings, stock registration and investment banking activities.

Interest expense was $175,030 for the nine months ended September 30, 2000, respectively, as compared to $-0- for the nine months ended September 30, 1999. The increase was directly attributable to our issuance 300,000 shares of common stock as payment of interest expense on a note payable. These shares were valued at prices ranging from $.50 to $.40 per share, the fair values.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (Continued)

Three months ended September 30, 2000 compared to three months ended September 30, 1999.

Net sales for the three months ended September 30, 2000 were $414,710 as compared to net sales for the three months ended September 30, 1999 of $165,818. This increase in net sales of $248,892 for the three months ended September 30, 2000 is principally due to net sales from our e-commerce segment amounting to $259,562 that was primarily derived from web site development. Net sales from our trade show displays and graphics segment decreased by $10,670 as compared to the three months ended September 30, 2000.

Cost of sales is attributable to our trade show display and graphics segments. For the three months ended September 30, 2000, cost of sales amounted to $80,611 or 52% of net sales from our display and graphics segment as compared to $71,842 or 43% of net sales for the three months ended September 30, 1999.

Consulting fees were $33,300 for the three months ended September 30, 2000 as compared to $-0- for the three months ended September 30, 1999. The increase is primarily attributable to investment banking and other fees incurred in connection with our stock sales.

Contract labor expenses include costs and commissions related to our sales force that is comprised of both direct employees of the Company (included in salaries) and independent sales representatives. Contract labor also includes costs of certain individuals related to administration and purchasing who are engaged on a contractual basis. Contract labor expenses were $112,710 for the three months ended September 30, 2000 as compared to $82,988 for the three months ended September 30, 1999. The increase in contract labor is attributable to our growth and need to support our existing products and service business as well as to provide the infrastructure for future growth. Additionally, our e-commerce segment uses independent contractors to perform certain web site development services.

Professional fees were $10,061 for the three months ended September 30, 2000 as compared to $8,076 for the three months ended September 30, 1999. The increase is attributable to the fact that we incurred additional legal and accounting fees in connection with the filing of our registration statement on Form 10-SB, as filed and subsequently amended, during fiscal 2000.

Salaries were $197,106 for the three months ended September 30, 2000 as compared to $114,551 for the three months ended September 30, 1999. The increase in salary was directly attributable to the addition of our e-commerce subsidiary with salaries amounting to $79,165. Salary figures for our display and graphics business have remained comparatively steady over the periods. We anticipate head count to remain consistent. We will continue to use contract labor as necessary to complete projects and to generate sales.

Other selling, general and administrative expenses, which include travel and entertainment, insurance, auto, telephone and other expenses, were $149,570 for the three months ended September 30, 2000 as compared to $53,943 for the three months ended September 30, 1999. The increase is primarily attributable to increased sale and marketing efforts. Additionally, we have incurred additional travel and entertainment expenses related to our SEC filings, stock registration and investment banking activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (Continued)

Three months ended September 30, 2000 compared to three months ended September 30, 1999 (Continued)

Interest expense was $98,043 for the three months ended September 30, 2000 as compared to $-0- for the three months ended September 30, 1999. The increase was directly attributable to our issuance 150,000 shares of common stock during the three month period ended September 30, 2000 as payment of interest expense on a note payable. These shares were valued at $.40 per share, the fair values. Additionally, we incurred interest expense on a debenture payable.

As a result of the foregoing factors, we incurred losses of $967,033 or ($.15) per share for the nine months ended September 30, 2000 as compared to a loss of $649,242 or ($.12) per share for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred losses of approximately $2,457,159. Our operations and growth have been funded by the sale of common stock with gross proceeds of approximately $1,049,000 and working capital borrowings amounting to $50,000. Additionally, we signed convertible debentures and borrowed approximately $125,000 from third parties and related parties. These funds were used for working capital and capital expenditures. During August and September 2000, we issued common stock in exchange for debt aggregating $90,000. On September 30, 2000, we issued common stock in exchange for accrued salaries amounting to $288,502. We believe that the conversion of this debt to equity will help our cash flow position.

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

During the nine months ended September 30, 2000, our operating cash requirement was $369,881 attributable to a net loss of $967,033 mitigated by non-cash charges for depreciation and amortization of $25,063, stock based compensation of $148,851 and interest expense of $135,000. The net remaining shortfall was primarily funded by the net sale of common stock for $255,200 and proceeds from notes and debentures payable for $140,000 received during the nine months ended September 30, 2000. Partially offsetting this funding were capital expenditures of $29,945.

During the nine months ended September 30, 1999, our operating cash requirement was $483,120 attributable to a net loss of $649,242 mitigated by non-cash charges for depreciation and amortization of $9,000, stock based compensation of $2,000 and the recognition of officers compensation on donated services of $60,000. The net remaining shortfall was primarily funded by the sale of common stock for $595,735 received during the nine months ended September 30, 1999. Partially offsetting this funding were capital expenditures related to the acquisitions of trade show displays to be used in our display rental business of $129,159.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         We are not involved in any material litigation

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

                (27) Financial Data Schedule

         (b) There were no current reports on Form 8-K filed by us during the nine months ended September 30, 2000.
 .



                                   SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DYNAMIC IMAGING GROUP, INC.


Dated:   November 15, 2000                  By:/s/Gary Morgan
                                            ------------------------------------

                                            Gary Morgan, Chief Executive Officer

Dated:   November 15, 2000                  By:/s/Roland Breton
                                            ------------------------------------

                                            Roland Breton, President

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                     DESCRIPTION

     1                     Financial Data Schedule