Form 10KSB
period 2000-12-31
DYNAMIC IMAGING GROUP INC/FL
filed 2001-05-18
CIK 1079250

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.20549

                                   FORM 1O-KSB

         Annual report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

                  For the Fiscal Year Ended: December 31, 2000

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

State issuer's revenues for twelve months ended December 31, 2000: $1,134,380.
------------------------------------------------------------------------------



The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the average bid and asked prices of such stock, at April 21, 2001 was $472,926.78.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,926,482 shares of common stock, as of April 21,2001.

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

         During May of 2000, Dynamic Imaging Group, Inc purchased Peerless Solutions, Inc though a stock exchange Agreement, and changed the name to Digi eSolutions offering a full array of Internet products. Hosting, domain name registration, small and large web site development staff augmentation and accounting and financial software for every business.

         Fiscal year 2000 revenue was comprised of approximately 34% display sales, 3% display rental income, 20% revenues graphic sales and 43% internet and consulting sales.


THE INDUSTRY

         Our market analysis shows that during the past decade companies have realized the importance of displaying their products through trade shows, conventions company meetings and Internet. As a result, our management believes that the show and exhibition display industry and the Internet business has substantial growth potential both domestically and internationally.


         The show and exhibition display system and accessory market is a rapidly growing industry, both domestically and internationally. The trade show and exhibition industry and the internet eSolutions market is experiencing a dramatic change. Indices reveal that the growth rate of these industries has far exceeded expectations both domestically and internationally. They are two of the fastest growing businesses on the globe to enter the new millennium. From 1981-1990 the exhibition industry showed an increase of 72%. However, the 3,289 trade shows scheduled in 1989 is a diminutive number when compared to the 13,000 events of 1999. The increase of 9,711 exhibitions represents a growth rate of over 300%. By 2001, the average exhibition is projected to require 131,900 net square feet of exhibit space, and draw 470 exhibitors with 27,560 attendees. This projection includes both business-to-business and consumer shows with over 500 new events expected by the end of that year.

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


THE E-SOLUTIONS MARKET

         The market for electronic commerce is largely composed of retail to consumer. According to Jupiter Communications, "$9 Billion was spent online during November and December of 1999." With the everyday increase in broadband access, digital distribution will be much more feasible, not to mention the highest penetration rate of any online demographic. This audience is the first that will be compelled to purchase wares in a digital environment. Aficionados of the Internet are raised in the age of the World Wide Web, making Internet distribution in tune with their lifestyle.


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


DYNAMIC IMAGING E-SOLUTIONS

Digi eSolutions is to expand the client base in the areas of premier, business based Internet solutions, highly qualified staff augmentation, web hosting, and domain name registration. This will be accomplished internally by adding additional sales, recruiting, and technical personnel and externally by offering supplemental services to current clients, forming partnerships with other companies, obtaining referrals from our growing list of satisfied clients, participation in technical trade shows, and using the Dynamic Imaging Group's network of sales professionals.

We are working to be vertically integrated by year's end. Our management team will work with the existing distribution network of the parent company to instill sufficient knowledge as to facilitate a referral to this division. While accomplishing this, the company plans to work to increase its current client base as well as form joint ventures with other companies. Other Internet companies create websites, but do not have the ability to offer more extensive solutions such as the Great Plain's Dynamics product. Utilizing Dynamic Imaging Group's graphic capabilities, the company will target clients with existing web sites and offer them upgrades including graphic design, video and animation. Dynamic Imaging Group, Inc. will utilize its sponsorship and affiliation with computer and technology exhibitions nationally to promote the eSolutions division through participation in tradeshows annually. The company has assembled a team of independent translators that will help facilitate the company's vision of creating sites and solutions in English, Spanish, Portuguese, German, French, Japanese and Mandarin.

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

DISTRIBUTION


       We distribute our goods and services through our network of authorized dealers which have franchise affiliations with Adventures In Advertising and our two Showcase stores located in Miami and Fort Lauderdale Florida. Adventures in Advertising has approximately 300 franchised dealers in North America.
We also have the rights to distribute to the Sign A Rama franchises as in previous years but are no longer the sole distributor for trade show displays with them.

         In addition, we have oral distribution arrangements with independent distributors for the sale of our products in Argentina, Bolivia and Peru. We will engage solely in direct sales for international operations outside of North America, and direct sales and leasing for North America.

         Display products to be sold will be either manufactured to order or shipped from available inventory directly to the dealer. Display products subject to rental will be supplied from inventory and shipped to the dealer for the term of the rental. Upon the conclusion of the rental term, the display will be picked up and returned to inventory.

MARKETING PHILOSOPHY AND STRATEGY

         We intend to focus our show display and eSolutions marketing efforts on smaller companies which participate in major trade shows, conventions, grand openings,weddings and company meetings. We also will gear our operations to local companies with display and Website needs and small trade shows that cater to individuals, as well as to create product awareness to enhance sales and rentals through our Website and existing distribution network.

COMPETITION


         We estimate that there are approximately 15 major manufacturers of pop-up display systems worldwide. Our leading competitors are Skyline, Nomadic, Abex and Expo Design, all of which are engaged in direct sales. We believe that there are presently no national competitors offering rental service other than independent local competitors scattered throughout the United States in local areas.

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

         Historically, the display system industry and the eSolution industry has been fragmented, largely because companies within it cater to distinct customer bases with specialized needs. We believe that Dynamic Imaging is one of the first companies to standardize its product line so that it can be marketed to a broader customer base throughout the United States as well as in international markets. We also believe that Dynamic Imaging is one of the few suppliers of display systems and accessories which offers a national marketing network to bring products and related services to the public. Smaller entities, on the other hand, do not have this marketing network capability and must rely upon their own local, limited marketing methods. We believe that our distribution system provides us with cost-efficiencies as well as convenience and ease of use for our customers.

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

EMPLOYEES

Dynamic Imaging currently has 7 employees, four of whom are involved in sales and clerical and three of whom are involved in management.

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

         Dynamic Imaging maintains its executive office, sales and warehouse facility at 3418 North Ocean Boulevard, Fort Lauderdale, Florida 33308. Dynamic Imaging leases its executive offices, sales facility and warehouse facility at the rate of $1,750 per month, $1,700 per month and $1,300 per month, respectively. The lease extends through 2001.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
         -----------------------------------------------------

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND OTHER STOCKHOLDER MATTERS
         ------------------------------------------------------

The Company's Common Stock has traded on the over-the-counter market under the symbol DYIG. The following sets forth the range of high and low bid quotations for the periods indicated as reported by National Quotation Bureau, Inc. such quotations reflect prices between dealers, without retail mark-up, markdown or commission and may not represent actual transactions.

                      Quarter Ended               HIGH BID          LOW BID
--------------------------------------------------------------------------------

                      June 30, 2000               2.50              0.66
                      ----------------------------------------------------------
                      September 30, 2000          1.00              0.22
--------------------------------------------------------------------------------
                      December 31, 2000           0.88              0.13
--------------------------------------------------------------------------------
                      March 31, 2001              0.56              0.09
--------------------------------------------------------------------------------
                      May 21, 2001                0.10              0.05
--------------------------------------------------------------------------------


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

As of April 21, 2001 there were approximately 112 registered holders of record of the Company's common stock

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

General Overview

Dynamic Imaging Group, Inc. (the Company) was formed in March 1998 and is engaged in the sale, marketing and rental of portable show displays, accessories graphics and Internet solutions through an independent network of outlets throughout the United States and through the opening of retail stores. The Company maintains its principal business operations in Fort Lauderdale, Florida.

Management believes through acquisitions and the continuing development of new areas of expertise will position the Company to increase its revenue base and move toward its goals of becoming a leading display and graphics company and Internet solutions provider through the continued offering of expanded products and services to a larger customer network.

Results of Operations

Year ended December 31, 2000 compared to period ended December 31, 1999.

Net sales for the year ended December 31, 2000 were $1,134,3800 as compared to net sales for the period ended December 31, 1999 of $454,982. The increase in sales of trade show displays and graphics and the addition of Internet Solution products attributed to the increase in sales.

Cost of goods sold consists primarily of product costs and freight charges. Cost of sales were $290,655 or 25.66% of net sales for the year ended December 31, 2000 as compared to cost of sales for the period ended December 31, 1999 of $297,077 of 65.3% of net sales.

Net sales and gross profits depend in part on the volume and mix of display sales, graphic sales, rental sales and internet sales. Internet and Graphic products have a higher gross margin, while display sales have a comparably lower gross profit margin.

Consulting fees were $229,081 for the year ended December 31, 2000 as compared to $54,902 for the period ended December 31, 1999. The increase is primarily attributable to the addition of the internet division and investment banking and other fees incurred in connection with the Company's stock sales.

Contract labor expenses include costs and commissions related to the Company's sales force that is comprised of both direct employees of the Company (included in salaries) and independent sales representatives. Contract labor also includes costs of certain individuals related to administration and purchasing who are engaged on a contractual basis. The increase in contract labor is attributable to the Company's growth and need to support the existing products and service business of the Company as well as to provide the infrastructure for future growth.

Professional fees were $53,022 for the year ended December 31, 2000 as compared to $112,814 for the period ended December 31, 1999.

Rent expense was $93,689 for the year ended December 31, 2000 as compared to $72,618 for the period ended December 31, 1999. The increase was directly attributable to the expansion of operations into additional facilities for a full year.

Salaries were $609,086 for the year December 31, 2000 as compared to $471,826 for the period ended December 31, 1999. The increase was directly attributable to the Company's head count growth and need to support the new products.

Other selling, general and administrative expenses, which include travel and entertainment, insurance, auto, telephone and other expenses, were $753,890 for the year ended December 31, 2000 as compared to $378,271 for the period ended December 31, 1999. The increase is attributable to increased sale and marketing efforts and the addition of the eSolution division.

Interest expense includes costs associated with working capital indebtedness.

As a result of the foregoing factors, the Company incurred losses of approximately $1,566,000 or ($.23) per share for the year ended December 31, 2000 as compared to a loss of approximately $1,193,000 or ($.22) per share for the period ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had a stockholders' deficiency of $526,230. Since its inception, it has incurred losses of approximately $3,050,000. The Company's operations and growth have been funded by the sale of common stock with gross proceeds of approximately $1,000,000 and working capital borrowings amounting to $300,000. These funds were used for working capital and capital expenditures.

The Company has no material commitments for capital expenditures. The
Company believes that it has sufficient liquidity to meet all of its cash requirements for the next twelve months through cost reductions and increased marketing efforts together with additional proceeds from common stock sales. A key element of the Company's strategy is to continue to expand its sales force and to evaluate opportunities to expand through acquisition of companies engaged in similar and related complementary businesses. Any such acquisitions will require additional capital, although there can be no assurances that any acquisitions will be completed. Also the Company believes that additional funding will be necessary to expand its market share.

Net cash used in operations in the 2000 period was $492,855 compared to cash used in operations of $717,521 in 1999. The difference is primarily attributable to the add back of non cash items in 2000.

Net cash used in investing activities in the 2000 period was $25,007 compared to net cash used in investing activities of $108,851 in the 1999 period. This difference was attributable to fewer acquisitions of property and equipment.

Net cash provided by financing activities in the 2000 period was $514,512 as compared to net cash provided by financing activities of $819,675 in the 1999 period.

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

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

         The financial statements are filed herewith following the signatures.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         --------------------
                  NONE

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
         --------------------------------------------------

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

     NAME                     AGE          POSITIONS HELD
     ----                     ---          --------------

Gary R. Morgan                 56          Chief Executive Officer, Chairman
                                           of the Board, Treasurer and Secretary

Roland L. Breton               51          President and director


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

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company's knowledge, all reports required to be filed were timely filed in fiscal year ended December 31, 2000.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

         The following table sets forth information relating to the compensation paid by Dynamic Imaging during the past fiscal year (Dynamic Imaging was not in existence during any other fiscal year) to its Chief Executive Officer and President. Each of the executives agreed to waive his salary and, consequently, did not earn any compensation during the fiscal year ended December 31, 1998,1999 and 2000.



                                            SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------

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
                                                           ($)          ($)          (#)         ($)       ($)
           (a)               (b)      (c)       (d)        (e)          (f)          (g)         (h)       (i)
--------------------------- ------- --------- --------- ----------- ------------ ------------- --------



Gary Morgan, Chief          1998    $ 100,000    -0-        -0-          -0-      1,500,000       -0-       -0-
   Executive Officer
   and Treasurer            1999      120,000

                            2000      132,000

Roland Breton, President    1998    $ 100,000    -0-        -0-          -0-      1,500,000       -0-       -0-

                            1999    $ 120,000

                            2000    $ 132,000


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



STOCK OPTIONS

                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR
----------------------------------------------------------------------------------------------------

Individual Grants                                                              Potential Realizable   Alternative
                                                                                     Value At              To
                                                                             Assumed Annual Rates Of  (f) and (g):
                                                                                      Stock            Grant Date
                                                                              Price Appreciation For     Value
                                                                                      Option
                                                                                       Term
-----------------------------------------------------------------------------
                                        Percent of
                           Number Of      Total
                           Securities    Options/
                           Underlying  SARs Granted  Exercise Of                           Grant Date
                          Options/SARs To Employees  Base Price  Expiration                            Present
          Name            Granted (#)    In Fiscal     (S/Sh)       Date       5% ($)      10% ($)     Value $
           (a)                (b)          Year          (d)         (e)         (f)         (g)         (h)
                                            (c)
------------------------------------------------------------------------------------------------------------------

Gary Morgan               1,500,000    33.33%           .80      2005/2010       N/A         N/A          N/A
------------------------------------------------------------------------------------------------------------------
Roland Breton             1,500,000    33.33%           .80      2005/2010       N/A         N/A          N/A
------------------------------------------------------------------------------------------------------------------





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


Gary Morgan, Chief Executive              N/A               N/A              0/1,500,000              N/A
Officer, Treasurer, Secretary
--------------------------------------------------------------------------------------------------------------------
Roland Breton, President                  N/A               N/A              0/1,500,000              N/A
--------------------------------------------------------------------------------------------------------------------


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The following table sets forth information as of April 21, 2001, with respect to the beneficial ownership of shares of common stock by (i) each officer and director, (ii) each person or entity known by Dynamic Imaging to be the owner of more than 5% of the outstanding shares of common stock, or to be and (iii) all officers and directors as a group. The address of each person is c/o Dynamic Imaging Group, Inc., 3418 North Ocean Boulevard, Fort Lauderdale, Florida 33308. There were 8,926,482 shares of Dynamic Imaging's common stock issued and outstanding as of April 21, 2001.

                                                         Approximate
                                                         Percentage of
                                       No. of            Outstanding Shares
Name                                   Shares            Beneficially Owned
----                                   ------            ------------------

Gary R. Morgan                          878,000                9.9%
Roland L. Breton                      2,942,125               32.9%

                                      =========               ======
All Officers and Directors            3,820,125               42.8%
as a Group (2 persons)

-------------------


         Gary Morgan is Chief Executive Officer and Chairman of the Board of Dynamic Imaging. Includes 278,000 shares of common stock held by DIGI Partners, Inc., a corporation which Mr. Morgan serves as President. Also includes options to purchase 600,000 shares of common stock exercisable at a purchase price of $.80 per share, which options become exercisable February 28, 2001. Does not include options to purchase an aggregate of 900,000 shares of common stock, exercisable at $.80 per share, which vest in three equal annual installments commencing February 28, 2002 and are exercisable for a period of seven years from the date of vesting.

         Roland Breton is President and director. Includes 500,000 shares of common stock held by his spouse and 1,842,125 shares of the Company's common stock held by A.R. Fortune, a corporation controlled by his spouse. Mr. Breton disclaims beneficial ownership of the shares owned by his spouse and A.R. Fortune. Also includes options to purchase 600,000 shares of common stock exercisable at a purchase price of $.80 per share, which options become exercisable February 28, 2001. Does not include options to purchase an aggregate of 900,000 shares of common stock, exercisable at $.80 per share, which vest in three equal annual installments commencing February 28, 2002, and are exercisable for a period of seven years from the date of vesting.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

   Messrs. Morgan and Breton advanced funds to the Company.   The  advances  are
non-interest bearing and are payable on demand. At December 31, 2000 advances to the Company amounted to $18,024.00

                                    PART III


ITEM 14.    EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS    DESCRIPTION OF DOCUMENT
--------    -----------------------

3.1         Articles of Incorporation of Dynamic Imaging Group, Inc.*

3.2         Bylaws of Dynamic Imaging Group, Inc.*


10.1 Employment Agreement between Dynamic Imaging Group, Inc. and Gary Morgan dated March 2, 1998.*


10.2 Employment Agreement between Dynamic Imaging Group, Inc. and Roland Breton dated March 2, 1998.*

10.4 Lease Agreement between Dynamic Imaging Group, Inc and Media International, Inc. dated April 1, 2001

10.5 Lease Agreement between Dynamic Imaging Group, Inc. and Luisa Certain and Maria Certain dated November 19, 1998.*

10.6 Lease Agreement between Dynamic Imaging Group, Inc. and Luisa Certain and Maria Certain dated May 1, 1998.*

23.         Subsidiaries.*

* Incorporated by reference to this Exhibit No. on Registrants Registration Statement on Form 10-SB.*

27.         Financial Data Schedule.

* Previously filed.

Reports on Form 8-K

         None.

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 DYNAMIC IMAGING GROUP, INC.



May 18, 2001                                  By:/s/ Gary R. Morgan
                                                     --------------------
                                                     Gary R. Morgan
                                                     Chief Executive Officer

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

May 18, 2001                                 By: /s/ Gary R. Morgan
                                                     ----------------------
                                                     Gary R. Morgan
                                                     Director





May 18, 2001                                 By: /s/ Roland L. Breton
                                                     ----------------------
                                                     Roland L. Breton
                                                     Director and President

                  DYNAMIC IMAGING GROUP, INC. ANDSUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2000 and 1999


                                    CONTENTS


Report of Independent Certified Public Accountants......................F-2

Consolidated Financial Statements:

  Consolidated Balance Sheet............................................F-3

  Consolidated Statements of Operations.................................F-4

  Consolidated Statement of Stockholders' Equity (Deficit)..............F-5

  Consolidated Statements of Cash Flows.................................F-6

  Notes to Consolidated Financial Statements..........................F-7-F-16

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders
Dynamic Imaging Group, Inc. and Subsidiaries
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of Dynamic Imaging Group, Inc. and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Imaging Group, Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming Dynamic Imaging Group, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's need to generate cash from operations and obtain additional financing raises substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                Feldman Sherb & Co., P.C.
                                                Certified Public Accountants

New York, New York
May 18, 2001

                   DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000





                                     ASSETS


CURRENT ASSETS:
 Cash                                                               $ 2,360
 Accounts Receivable (Net of Allowance
  for Doubful Accounts of $299,350)                                  57,920
 Inventories                                                         13,238
                                                                     -------
    Total Current Assets                                             73,518

PROPERTY AND EQUIPMENT - Net                                        126,585

MARKETABLE EQUITY SECURITIES                                          2,000
DUE FROM RELATED PARTY                                                7,469
GOODWILL-net                                                        164,062
SECURITY DEPOSITS                                                     2,990
                                                                    -------
    Total Assets                                                  $ 376,624
                                                                   ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Bank Overdraft                                                   $   5,772
 Note and Debenture Payable                                         473,888
 Accounts Payable and Accrued Expenses                              183,746
 Accrued Salaries                                                   144,407
 Payroll Taxes Payable                                               52,799
 Customer Deposits                                                   16,749
 Due to Related Party                                                25,493
                                                                    -------
    Total Current Liabilities                                       902,854
                                                                    -------


STOCKHOLDERS' DEFICIT:
 Preferred Stock (No Par Value; 5,000,000 Shares
  Authorized; No Shares Issued and Outstanding)                        -
 Common Stock ($.001 Par Value; 50,000,000
  Shares Authorized; 8,508,687 Shares Issued
  and Outstanding )                                                   8,509
 Additional Paid-in Capital                                       2,542,926
 Accumulated Deficit                                             (3,055,665)
 Less: Unrealized Loss on Investment                                (22,000)
                                                                  ---------
    Total Stockholders' Deficit                                    (526,230)
                                                                  ---------

    Total Liabilities and Stockholders' Deficit                   $ 376,624
                                                                   =========



   The accompanying notes are an integral part of these financial statements.

                   DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                              For the Year ended December 31,
                                              --------------------------------
                                                 2000              1999
                                              -------------    ------------


NET SALES                                      $ 1,134,380    $    454,982

COST OF SALES                                      290,655         297,077
                                              -------------    ------------

GROSS PROFIT                                       843,725         157,905
                                              -------------    ------------
OPERATING EXPENSES:
 Consulting Fees                                   229,081          54,902
 Contract Labor                                    348,117         206,335
 Depreciation and Amortization                     161,447          16,206
 Professional Fees                                  53,022         112,814
 Rent                                               93,689          72,618
 Salaries                                          609,086         471,826
 Other Selling, General and Administrative         753,890         378,271
                                              ------------     ------------

    Total Operating Expenses                     2,248,332       1,312,972
                                              ------------     ------------

LOSS FROM OPERATIONS                            (1,404,607)     (1,155,067)

OTHER EXPENSES:
 Interest Expense                                  161,005          40,000
                                              ------------     ------------

LOSS BEFORE PROVISION FOR INCOME TAXES          (1,565,612)     (1,195,067)
                                              ------------     -----------

PROVISION FOR INCOME TAXES:
 Current                                              -               -
 Deferred                                             -             (1,620)
                                              ------------     ------------
                                                      -             (1,620)
                                              ------------     ------------

NET LOSS                                       $(1,565,612)   $ (1,193,447)
                                              ============     ============

BASIC AND DILUTED:
 Net Loss Per Common Share                     $    (0.23)    $      (0.22)
                                              ===========      ============

 Weighted Common Shares Outstanding             6,923,079        5,421,575
                                              ===========      ============



   The accompanying notes are an integral part of these financial statements.

                     DYNAMIC IMAGING, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  For the Year Ended December 31, 2000 and 1999




                                  Common Stock                                                                        Total
                                $.001 Par Value        Additional    Accumulated Unrealized Loss  Subscription    Stockholders'
                                Shares    Amount     Paid-in Capital  Deficit     on Investment    Receivable    Equity (Deficit)
                               --------- ---------   ---------------- ----------- --------------- -------------- -----------------
Balance at December 31, 1998   5,000,000  $ 5,000   $  300,000      $  (296,606)  $      -          $   -       $        8,394

Recognition of Officers
 Compensation on Donated
 Services                           -        -          60,000             -             -              -               60,000

Share Issued in Connection
 with Private Placement          529,660      530      777,145             -             -            (7,500)          770,175

Shares Issued in Connection
 with Sale of Restricted Stock    45,000       45       29,955             -             -              -               30,000

Shares Issued in Connection
 with Note Payable                50,000       50       39,950             -             -              -               40,000

Shares Issued in Exchange for
 Services                        132,425      132      110,393             -             -              -              110,525

Net Loss for the Year Ended
 December 31, 1999                  -         -           -          (1,193,447)         -              -           (1,193,447)
                               --------- ---------   ---------------- -----------   ------------- -------------- -----------------

Balance at December 31, 1999   5,757,085    5,757    1,317,443       (1,490,053)         -            (7,500)         (174,353)

Shares Issued in Connection
 with Sale of Restricted Stock   478,800      479      248,221             -             -              -              248,700

Shares Issued in Connection
 with Acquisitions               683,000      683      320,717             -             -              -              321,400

Shares Issued in Connection
 with Note Payable               300,000      300      134,700             -             -              -              135,000

Shares Issued in Exchange for
 Debt                          1,047,802    1,048      377,454             -             -              -              378,502

Shares Issued in Exchange for
 Services                        242,000      242      151,891             -             -              -              152,133

Write-Off of Subscription
 Receivable                         -        -          (7,500)            -             -             7,500              -

Unrealized Loss on Investment       -        -            -                -          (22,000)          -              (22,000)

Net Loss for the Year Ended
 December 31, 2000                  -        -            -          (1,565,612)         -              -           (1,565,612)
                               --------- ---------   ----------     -----------     -----------      -------   -----------------

Balance at December 31, 2000   8,508,687  $ 8,509   $2,542,926      $(3,055,665)  $   (22,000)      $   -       $     (526,230)
                               ========= =========   ==========     ===========     ===========      =======   =================



The accompanying notes are an integral part of these financial statements.

                   DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                            For the Year Ended December 31,
                                            -------------------------------
                                                2000             1999
                                            -------------     -------------


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                   $(1,565,612)       $(1,193,447)
 Adjustments to Reconcile Net Loss to
 Net Cash Flows Used in Operating
 Activities:

  Depreciation                                   30,509             16,206
  Amortization of Goodwill                      130,938               -
  Recognition of  Officers Compensation
   on Donated Services                             -                60,000
  Common Stock Issued for Services              152,133            110,525
  Interest Expense Recognized for
   Issuance of Common Stock                     135,000             40,000
  Allowance for Doubtful Accounts               299,350               -

 (Increase) Decrease in:
   Accounts Receivable                         (329,484)           (14,115)
   Inventories                                   (7,775)            (5,463)
   Due from Related Parties                      81,672            (89,141)
   Security Deposits                               -                (1,400)

  Increase (Decrease) in:
   Accounts Payable and Accrued Expenses        117,403            267,106
   Accrued Salaries                             360,409             72,500
   Payroll Taxes Payable                         52,799               -
   Customer Deposits                               (690)            17,439
   Deferred Income Taxes                           -                (1,620)
   Due to Related Party                          50,493              3,889
                                            -------------     -------------
Net Cash Flows Used in Operating
 Activities                                    (492,855)          (717,521)
                                            -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash from Acquisition                            1,276               -
 Acquisition of Property and Equipment          (26,283)          (108,851)
                                            -------------     -------------
Net Cash Flows Used in Investing
 Activities                                     (25,007)          (108,851)
                                            -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in Bank Overdraft                       5,772               -
 Proceeds from Notes Payable                    255,900             50,000
 Decrease in Subscriptions Receivable            30,500               -
 Proceeds from Issuance of Common Stock         224,700            769,675
                                            -------------     -------------
Net Cash Flows Provided by
 Financing Activities                           514,512            819,675
                                            -------------     -------------

Net Decrease in Cash                               (990)            (6,697)

Cash - Beginning of Period                        3,350             10,047
                                            -------------     -------------

Cash - End of Period                        $     2,360        $     3,350
                                            =============     =============

SUPPLEMENTAL INFORMATION:
 Cash Paid During Year for:
  Interest and Taxes                        $      -           $      -
                                            =============     =============
Issuance of Common Stock for Acquisition    $   295,000        $      -
                                            =============     =============
Issuance of Common Stock for Subscription
 Receivable                                 $      -           $    38,000
                                            =============     =============
Issuance of Common Stock for Marketable
 Equity Securities                          $    24,000        $      -
                                            =============     =============
Issuance of Common Stock in Exchange
 for Debt                                   $   378,502        $      -
                                            =============     =============
Conversion of Accounts Payable to Note
 Payable                                    $   232,988        $      -
                                            =============     =============
Write off of Subscription Receivale to
 Paid in Capital                            $     7,500        $      -
                                            =============     =============
Unrealized Loss on Investment in
 Marketable Equity Securities               $    24,000        $      -
                                            =============     =============

Details of Acquisition:
 Fair value of assets                       $    26,777        $      -
 Liabilities                                       (377)              -
 Common stock issued                            (26,400)              -
                                            -------------     -------------
Net cash paid for acquisition               $      -           $      -
                                            =============     =============


The accompanying notes are an integral part of these financial statements.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


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

Basis of Presentation

The consolidated statements include the accounts of Dynamic Imaging Group, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

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

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For the purpose of the balance sheet and statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Goodwill

Goodwill, which represented the cost in excess of net assets of business acquired were recorded and were to be amortized over a five-year period. The Company periodically evaluates the carrying amount of goodwill to recognize and measure the possible impairment of these assets. Based on the recoverability from cash flow methods, the Company believed that goodwill was impaired and, accordingly recorded amortization of goodwill amounting to $120,000 (see note
4). For the year ended December 31, 2000, amortization expense amounted to $130,937.

Inventories

Inventories, consisting of displays and display accessories, is stated at the lower of cost or market utilizing the first-in, first-out method.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2000, the Company had a working capital deficiency of $829,336 and losses since inception of $3,055,665. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Loss per Common Share

Basic earnings per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recent Pronouncements

The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal quarters beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement amends SFAS No. 52 - "Foreign Currency Translation", and supersedes SFAS No. 80 - "Accounting for Future Contracts", No. 105 - "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk", No. 107 - "Disclosure about Fair Value of Financial Instruments". The Company adopted SFAS No. 133 in fiscal 2000. The adoption of SFAS No. 133 did not have a significant impact on the Company.

In December  1999,  the SEC issued Staff  Accounting  Bulletin No. 101,  Revenue
Recognition in Financial Statements, ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. The SEC delayed the required implementation date of SAB 101 by issuing Staff Accounting Bulletins No. 101A, "Amendment: Revenue Recognition in Financial Statements" and 101B, "Second Amendment: Revenue Recognition in Financial Statements" in March and June 2000, respectively. As a result, SAB 101 will not be effective for the Company until the quarter ended June 30, 2001. The Company believes the adoption of SAB 101 will not be material to the earnings and financial position of the Company.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". With the exception of certain provisions that required earlier application, this interpretation is effective for all applicable transactions beginning July 1, 2000. The adoption of this interpretation did not have a material impact on the Company's consolidated financial statements

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2000





NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2000, property and equipment and related accumulated depreciation consisted of the following:

Furniture and fixtures                          $        12,036
Machinery and Equipment                                  48,493
Displays                                                103,679
Leasehold Improvements                                    9,153
                                                  ---------------
                                                        173,361

Less: Accumulated depreciation                          (46,776)
                                                  ---------------

Total                                           $       126,585
                                                  ===============

For the years ended December 31, 2000 and 1999, depreciation expense amounted to $30,509 and $16,207, respectively.


NOTE 3 - NOTES PAYABLE

The Company has a note payable to an unaffiliated third party. The note is non-interest bearing, non-collateralized, and due on April 1, 2000. As of December 31, 2000, the note payable to this third party amounted to $50,000. In connection with the note payable, the Company issued 50,000 restricted common shares in 1999. The value of the consideration, $40,000 based on the fair value price per share of $.80, was reflected as interest expense and charged to operations in the year ended December 31, 1999. If the note is not repaid on April 1, 2000, a penalty of 50,000 shares per month shall be paid to the third party. During the quarter ended June 30, 2000, the Company issued 150,000 shares of common stock in accordance with this note agreement. These shares were valued at fair value of $.50 per share. During the quarter ended September 30, 2000, the Company issued 150,000 shares of common stock in accordance with this note agreement. These shares were valued at fair value of approximately $.40 per share. As of May 1, 2001, the note had not been repaid. No additional shares were issued during the quarter ended December 31, 2000. Interest has been imputed on this note at 12% per annum.

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

On September 7, 2000, the Company signed a convertible debenture and borrowed $50,000 from a third party. Interest has been imputed at 12% per annum. The entire outstanding debt plus interest shall be due and payable on March 7, 2001. The aggregate debt shall be convertible, upon default, at the option of the lender, into shares of the Company's common stock at a conversion price of $1.00 per share. As of May 1, 2001, this note had not been repaid.

On November 28, 2000, the Company signed a note with a bank. The note amounting to $75,298 at December 31, 2000 is payable in 60 monthly installments of $1,742 including interest at prime plus 3.28% per annum (12.78% on December 31, 2000). The note is payable on or before January 16, 2005. Certain equipment collateralizes the note. Additionally, the Company has a line a credit with the same bank in the amount of $25,000. The line of credit bears interest at prime plus 2% and is payable on demand. As of December 31, 2000, the line of credit balance was $25,000.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2000


The Company has notes payable to two individuals. These notes bear interest at prime plus 2% (11.5% at December 31, 2000) are non-collateralized, and are payable on demand. As of December 31, 2000, notes payable to these individuals amounted to $40,602.

On August 8, 2000, the Company converted a vendor's accounts payable balance amounting to $232,988 to a note payable. The note bears interest at 12% per annum and is payable in full on February 15, 2001. The Company is currently in default on this note.

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

On August 24, 2000, the Company acquired 100% of ePublishing, Inc. in exchange for 300,000 shares of common stock with a fair value of $120,000. These shares bear a restrictive Rule 144 legend according to the Securities Act of 1933. ePublishing is a concept company that will provide a service acknowledging professionals in assorted categories through Who'sWhoDigest.com. The Company accounted for this acquisition using the purchase method of accounting. As of August 24, 2000, ePublishing did not have assets or liabilities but currently has a website under construction. The excess has been applied to goodwill and is being amortized on a straight-line basis over 10 years. In December 31, 2000, the Company abandoned its plans for this company. Accordingly, the Company wrote off all goodwill associated with this acquisition amounting to $120,000 in the current period.

NOTE 5 - MARKETABLE EQUITY SECURITIES

Marketable equity securities are classified into one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are acquired and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold to maturity. All other securities not included in the trading and held-to-maturity categories are available-for-sale securities. Management determines the appropriate classifications of marketable equity securities at the time they are acquired and evaluates the continuing appropriateness of the classification at each balance sheet date. At December 31, 2000, the Company held only available-for-sale securities, which are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' deficit. As of December 31, 2000, the Company recorded an unrealized loss on marketable equity securities of $22,000.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2000


NOTE 6 - INCOME TAXES

Current income taxes are computed at statutory rates on pretax income. Deferred taxes would be recorded based on differences in financial statements and taxable income. At December 31, 2000, the Company had elected to carry forward net operating losses for federal and state income tax purposes of approximately $680,000 that are available to reduce future taxable income through 2014. As utilization of such operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. These operating losses may be limited to the extent an "ownership change" occurs.

The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes is as follows:

                                                 2000                 1999
                                           ---------------      ---------------

Tax benefit computed at statutory rates     $     (536,000)      $     (262,000)

Income tax benefit not utilized                    536,000              262,000
                                           ---------------       --------------


    Net income tax benefit                  $            -       $            -
                                           ===============       ==============

The components of the deferred tax asset as of December 31, 2000 are as follows:

                                                             2000
                                                       -----------------
Deferred Tax Asset:
 Net Operating Loss Carryforward                         $     798,000

 Less: Valuation Allowance                                    (798,000)
                                                       -----------------

   Net Deferred Tax                                      $           -
                                                       =================

NOTE 7 - RELATED PARTY TRANSACTIONS

Due from Related Parties

The Company advanced funds to a company affiliated through common officers and a former officer f the Company. The advances are non-interest bearing and are payable on demand. At December 31, 2000, advances to these officers amounted to $7,469.

Due to Related Party

An officer of the Company advanced the Company funds for operations. At December 31, 2000, the Company owed this officer $25,493. These amounts are non-interest bearing, non-collateralized, and are payable on demand.

Other

The Company had sales to a company related through common ownership amounting to approximately $20,000 for the year ended December 31, 1999.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2000


NOTE 8 - STOCKHOLDERS' EQUITY

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

During February and March 1999, the Company issued 279,360 and 13,000 shares of common stock at a fair value price of $2.50 per share in accordance with Rule 504 under Regulation D promulgated under the Securities Act of 1933 for net proceeds of $614,525 used for the operations of the Company and services amounting to $32,500, respectively. As of December 31, 1999, the Company had a subscription receivable amounting to $7,500 of which the balance was collected subsequent to the period.

During the year ended December 31, 1999, the Company recorded officers' compensation expense of $60,000 relating to services donated to the Company.

During March 1999, the Company issued 12,000 shares of restricted common stock in exchange for professional services rendered. These shares were valued at approximately $.50 per share, the fair value, and charged to operations.

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

During December 1999, the Company issued 87,425 shares of restricted common stock in exchange for professional and employee services rendered. These shares were valued at approximately $.80 per share, the fair value, and charged to operations.

During December 1999, the Company issued 50,000 shares of restricted common stock in connection with a note payable. These shares were valued at approximately $.80 per share, the fair value.

During the three month period ended March 31, 2000, the Company issued 82,000 shares of common stock in exchange for professional services rendered. These shares were valued at $.80 to $2.50 per share, the fair values, and charged to operations.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2000

During January 2000, the Company issued 33,000 shares of restricted common stock at a fair value price of $.80 in exchange for 100% of the outstanding shares of Digi of Fort Lauderdale, Inc., a company related through common ownership.

During January 2000, the Company issued 80,000 shares of restricted common stock for $20,000 in cash and marketable equity securities with a fair market value of $24,000.

During January 2000, the Company authorized the issuance of 310,000 shares of common stock to a third party at a fair value price of $.50 per share for net proceeds of $155,000.

During March 2000, the Company issued 10,000 shares of restricted common stock for proceeds of $10,000.

On May 15, 2000, the Company entered into a stock exchange and plan of reorganization agreement with Peerless Solutions, Inc. The Company agreed to exchange 350,000 shares of its common stock for 100% of Peerless Solutions, Inc. These shares were valued at approximately $.50 per share, the fair value.

During June 2000, the Company issued 150,000 shares of common stock as payment of interest expense on a note payable. These shares were valued at approximately $.50 per share, the fair value.

During May and June 2000, the Company issued 101,500 shares of common stock in exchange for professional services rendered. These shares were valued at $.50 per share, the fair value, and charged to operations.

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

On September 22, 2000, the Company issued 226,087 restricted shares of its common stock in full satisfaction of certain indebtedness amounting to $65,000. These shares were valued at approximately $.285 per share, the fair value.

On September 30, 2000, the Company issued 759,215 restricted shares of its common stock in full satisfaction of accrued salaries amounting to $288,502. These shares were valued at approximately $.38 per share, the fair value.

During October 2000, the Company issued 15,000 shares of common stock in exchange for professional services rendered. These shares were valued at $.21 per share, the fair values, and charged to operations.

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

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2000

Information with respect to these reportable business segments for the year ended December 31, 2000 is as follows:

                                    For the Year Ended December 31, 2000
                             ----------------------------------------------
                                Trade Show
                               Displays and     E-commerce    Consolidated
                                 Graphics       Solutions        Total
                             ---------------------------------------------

Net Sales                     $   704,892     $   429,488     $ 1,134,380
Costs and Operating Expenses    2,072,883         466,104       2,538,987
Interest Expense                  161,005            -            161,005
                             ---------------  -------------- -------------

Net Loss                      $(1,528,996)    $   (36,616)    $(1,565,612)
                             ===============  ============== =============

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2000

NOTE 7 - COMMITMENTS

Employment Agreements

During February 1998, the Company entered into five (5) year employment agreements with two officers and an employee of the Company. The agreements provide for (i) an annual base salary of $120,000, plus a discretionary expense account equal to 10% of the base pay and (ii) a bonus equal to 2.5% of the Company's gross receipts for each year of the agreement, to a maximum of 10% of the gross profits. The base salary shall increase not less than 10% of the previous years base salary. The officers agreed to waive their respective salaries until February 27, 1999. Additionally, these officers were granted options to acquire 300,000 shares of common stock of the Company per calendar year in each year of employment at an exercise price of $.80 per share (See Note
8). In October 2000, the employee of the Company terminated his employment. Accordingly, the Company cancelled the employee's employment agreement and cancelled all options related to this employee.

Operating Lease

The Company leases office space in Fort Lauderdale, Florida pursuant to operating leases. The leases generally provide for fixed monthly rental payments aggregating approximately $4,800 plus sales tax through July 2001. The Company has the option of renewing these leases for up to three years. For the years ended December 31, 2000 and 1999, rent expense amounted to $93,689 and $72,618, respectively.

At December 31, 2000, the future minimum annual rental payment under the non-cancelable operating lease is as follows:

    Year
    2001                                      $        21,450