Form 10QSB
period 2001-03-31
DYNAMIC IMAGING GROUP INC/FL
filed 2001-06-13
CIK 1079250

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               March 31, 2001
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

                                    Yes X No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 2001: 9,301,482 shares of common stock, $.001 par value per share.

                           DYNAMIC IMAGING GROUP, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED March 31, 2001
                                      INDEX



                                                                        Page

PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet (Unaudited)
        March 31, 2001...........................................         3
      Consolidated Statements of Operations (Unaudited)
        For the Three Months Ended March 31, 2001 and 2000.......         4
      Consolidated Statements of Cash Flows (Unaudited)
        For the Three Months Ended March 31, 2001 and 2000.......         5

      Notes to Consolidated Financial Statements.................        6-8

Item 2 - Management's Discussion and Analysis or
          Plan of Operations.....................................        9-11


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings.................................         11

      Item 3 - Default upon Senior Securities....................         11

      Item 4 - Submission of Matters to a Vote of Security Holders        11

      Item 6 - Exhibits and Reports on Form 8-K...................        11

      Signatures..................................................        11

                   DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2001


                                     ASSETS


CURRENT ASSETS:
 Cash                                                              $    1,266
 Accounts Receivable (Net of Allowance for
  Doubful Accounts of $299,350)                                        75,873
 Inventories                                                           18,704
                                                                     --------
     Total Current Assets                                              95,843

PROPERTY AND EQUIPMENT - Net                                          118,585

MARKETABLE EQUITY SECURITIES                                            2,000
DUE FROM RELATED PARTY                                                  4,971
GOODWILL-net                                                          159,688
SECURITY DEPOSITS                                                       2,990
                                                                     --------

     Total Assets                                                  $  384,077
                                                                     ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Note and Debenture Payable                                        $  481,188
 Accounts Payable and Accrued Expenses                                194,177
 Accrued Salaries                                                     269,024
 Payroll Taxes Payable                                                 54,309
 Customer Deposits                                                     16,749
 Due to Related Party                                                  59,382
                                                                    ---------

     Total Current Liabilities                                      1,074,829
                                                                    ---------


STOCKHOLDERS' DEFICIT:
 Preferred Stock (No Par Value; 5,000,000 Shares
  Authorized; No Shares Issued and Outstanding)                          -
 Common Stock ($.001 Par Value; 50,000,000 Shares Authorized;
  9,301,482 Shares Issued and Outstanding)                              9,302
 Additional Paid-in Capital                                         2,650,170
 Accumulated Deficit                                               (3,328,224)
 Less: Unrealized Loss on Investment                                  (22,000)
                                                                    ----------
     Total Stockholders' Deficit                                     (690,752)
                                                                     ---------

     Total Liabilities and Stockholders' Deficit                   $  384,077
                                                                    ==========



   The accompanying notes are an integral part of these financial statements.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     For the Three Months
                                                        Ended March 31,
                                                     --------------------
                                                     2001          2000
                                                    -------      --------

NET SALES                                        $   99,044      $ 217,809

COST OF SALES                                        10,470         95,175
                                                    -------        -------
GROSS PROFIT                                         88,574        122,634


OPERATING EXPENSES:
 Consulting Fees                                     98,037         74,610
 Contract Labor                                      35,783         61,908
 Depreciation and Amortization                       12,375          5,000
 Professional Fees                                    6,133         17,788
 Rent                                                16,074         27,607
 Salaries                                           140,615        117,517
 Other Selling, General and Administrative           37,334        121,620
                                                    -------        --------
     Total Operating Expenses                       346,351        426,050
                                                    -------        --------

LOSS FROM OPERATIONS                               (257,777)      (303,416)

OTHER EXPENSES:
 Interest Expense                                    14,782           -
                                                    -------        -------


NET LOSS                                         $ (272,559)     $(303,416)
                                                   =========      =========

BASIC AND DILUTED:
 Net Loss Per Common Share                       $    (0.03)     $   (0.05)
                                                   ========        ========

 Weighted Common Shares Outstanding               9,001,665      5,902,446
                                                 ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   For the Three Months
                                                      Ended March 31,
                                                   ---------------------
                                                    2001         2000
                                                   ------       ------


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                       $ (272,559)   $ (303,416)
 Adjustments to Reconcile Net Loss to
  Net Cash Flows Used in Operating Activities:

   Depreciation and Amortization                    12,375         5,000
   Common Stock Issued for Services                 98,037        77,500

   (Increase) Decrease in:
    Accounts Receivable                            (17,953)      (54,483)
    Inventories                                     (5,466)       (5,406)
    Due from Related Parties                         2,498        40,993

   Increase (Decrease) in:
    Accounts Payable and Accrued Expenses           10,430        20,851
    Accrued Salaries                               124,617        41,351
    Payroll Taxes Payable                            1,510          -
    Customer Deposits                                 -             (690)
                                                  --------        -------

Net Cash Flows Used in Operating Activities        (46,511)     (178,300)
                                                  --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash from Acquisition                                -            1,276
 Acquisition of Property and Equipment                -           (5,741)
                                                  --------        -------

Net Cash Flows Used in Investing Activities           -           (4,465)
                                                  --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Related Parties                      33,889          -
 Decrease in Bank Overdraft                         (5,772)         -
 Proceeds from Note and Debenture Payable            7,300          -
 Proceeds from Deposit on Stock Purchase              -          104,800
 Decrease in Subscriptions Receivable                 -           30,500
 Proceeds from Issuance of Common Stock             10,000        50,000
                                                   -------       -------

Net Cash Flows Provided by Financing Activities     45,417       185,300
                                                   -------      --------

Net Increase (Decrease) in Cash                     (1,094)        2,535

Cash - Beginning of Period                           2,360         3,350
                                                    ------        ------

Cash - End of Period                            $    1,266    $    5,885
                                                  ========      ========

SUPPLEMENTAL INFORMATION:
 Cash Paid During Year for:
  Interest and Taxes                            $     -       $     -
                                                  ========      ========

   The accompanying notes are an integral part of these financial statements.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (UNAUDITED)




NOTE 1 - BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2000 and notes thereto contained in the Report on Form 10-KSB of Dynamic Imaging Group, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results for the full fiscal year ending December 31, 2001.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has continued to suffer recurring losses from operations that to date, total $3,328,224. At March 31, 2001, the Company had a working capital deficit of $978,986. These factors among others may indicate the Company will be unable to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's primary source of liquidity has been from the cash generated by its operations and through the private placement of equity and debt securities. During January 2001, the Company drastically reduced its costs and expenses by reducing staff, consolidating office space, and reducing administrative functions. These actions were necessary due to the recurring losses and lack of cash resources. The Company is presently reevaluating its business structure and is planning to either obtain capital required to resume normal business operations or to acquire complimentary businesses in exchange for shares of the Company's common stock. However, there can be no assurance that the Company will be successful in achieving profitability or acquiring additional capital or that such capital, if available, will be on terms and conditions favorable to the Company. Based upon its current restructuring efforts, the Company believes it will generate sufficient cash flow through operations, additional cost reduction measures, and external sources of capital to continue to meet its obligations in a timely manner.

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

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (UNAUDITED)




NOTE 3 - RELATED PARTY TRANSACTIONS

The Company advanced funds to certain companies affiliated through common ownership. The advances are non-interest bearing and are payable on demand. At March 31, 2001, advances to these companies amounted to $4,971.

Certain shareholders of the Company and a company related through common ownership from time to time, advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of March 31, 2001, amounts due to these related parties amounted to $59,382.


NOTE 4 - MARKETABLE EQUITY SECURITIES

Marketable equity securities are classified into one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are acquired and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold to maturity. All other securities not included in the trading and held-to-maturity categories are available-for-sale securities. Management determines the appropriate classifications of marketable equity securities at the time they are acquired and evaluates the continuing appropriateness of the classification at each balance sheet date. At March 31, 2001, the Company held only available-for-sale securities, which are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' deficit.

NOTE 5- STOCKHOLDERS' DEFICIT

Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred Stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock

During January 2001, the Company issued 492,795 shares of common stock in exchange for professional services rendered. These shares were valued at a fair value ranging from $.1875 and $.20 per share and charged to operations.

During March 2001, the Company issued 300,000 shares of restricted common stock for proceeds of $10,000.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (UNAUDITED)



NOTE 6 -COMPREHENSIVE INCOME

The Company uses Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represent certain amounts that are reported as components of stockholders' equity in the accompanying balance sheet, including foreign currency translation adjustments. For the three months ended March 31, 2001, the Company had no comprehensive income.

NOTE 7 - SEGMENT INFORMATION

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

Information with respect to these reportable business segments for the three months ended March 31, 2001 is as follows:

                                  Graphics        Solutions        Total
                                  ---------       ---------       --------
   Net Sales                     $  69,903        $ 29,141       $  99,044
   Costs and Operating Expenses    277,205          79,616         356,821
   Interest Expense                 14,782            -             14,782
                                  ---------       ---------       --------
                                 $(222,084)       $(50,475)      $(272,559)
                                  =========       =========       ========


During the three months ended March 31, 2000, the e-commerce segment was not in operations.

NOTE 8 - EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, ("SAB 101""). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. The SEC delayed the required implementation date of SAB 101 by issuing Staff Accounting Bulletins No. 101A, "Amendment: Revenue Recognition in Financial Statements" and 101B, "Second Amendment: Revenue Recognition in Financial Statements" in March and June 2000, respectively. The Company adopted the requirements of SAB 101. The adoption of SAB 101 did not have a material effect on the earnings and financial position of the Company.

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

During January 2001, we drastically reduced our costs and expenses by reducing staff, consolidating office space, and reducing administrative functions. These actions were necessary due to the recurring losses and lack of cash resources. We are presently reevaluating our business structure and are planning to either obtain capital required to resume normal business operations or to acquire complimentary businesses in exchange for shares of our common stock. However, there can be no assurance that we will be successful in achieving profitability or acquiring additional capital or that such capital, if available, will be on terms and conditions favorable to us.

Three months ended March 31, 2001 compared to three months ended March 31, 2000.

Net sales for the three months ended March 31, 2001 were $99,044 as compared to net sales for the three months ended March 31, 2000 of $217,809. In January 2001, we reduced our sales force in order to reduce overhead by consolidating sales administrative functions and to eliminate unprofitable salespersons. As of March 31, 2001, we had three salespersons remaining. As a result of the reduction in our sales force, net sales for the three months ended March 31, 2001 decreased as compared to the three months ended March 31, 2000.

Consulting fees were $98,037 for the three months ended March 31, 2001 as compared to $74,610 for the three months ended March 31, 2000. The increase is primarily attributable to the issuance of 492,795 shares of common stock in exchange for professional and consulting services rendered. These shares were valued at approximately $.20 per share, the fair values, and charged to consulting fees.

Contract labor expenses include costs and commissions related to our sales force that is comprised of both direct employees of the Company (included in salaries) and independent sales representatives. Contract labor also includes costs of certain individuals related to administration and purchasing who are engaged on a contractual basis. Contract labor expenses were $35,783 for the three months ended March 31, 2001 as compared to $61,908 for the three months ended March 31, 2000. The decrease in contract labor is attributable to overhead reduction measures discussed above.

Professional fees were $6,133 for the three months ended March 31, 2001 as compared to $17,788 for the three months ended March 31, 2000. The decrease is attributable to the fact that we incurred additional legal and accounting fees in connection with the filing of our registration statement on Form 10-SB, as filed and subsequently amended, during the three months ended March 31, 2000.

Three months ended March 31, 2001 compared to three months ended March 31, 2000 (Continued)

Rent expense was $16,074 for the three months ended March 31, 2001 as compared to $27,607 for the three months ended March 31, 2000. The decrease is due to the consolidation of our office space. Additionally, on July 1, 2000, we sold a 50% interest in our subsidiary to a third party. Accordingly, we ceased paying rent on this facility.

Salaries were $140,615 for the three months ended March 31, 2001 as compared to $117,517 for the three months ended March 31, 2000. The increase in salary was partially attributable to the addition of our e-commerce subsidiary with salaries amounting to $64,616. The increase is offset by a reduction in salaries from our display business due to our cost reduction measures as discussed above. Salary figures for our display and graphics business have remained comparatively steady over the periods. As of March 31, 2001, we have approximately 3 employees. We will continue to use contract labor as necessary to complete projects and to generate sales.

Other selling, general and administrative expenses, which include travel and entertainment, insurance, auto, telephone and other expenses, were $37,334 for the three months ended March 31, 2001 as compared to $121,620 for the three months ended March 31, 2000. The decrease is primarily attributable to decreased selling and marketing efforts, the reduction of travel expenses, and the consolidation of administrative functions.

Interest expense was $14,782 for the three months ended March 31, 2001, as compared to $-0- for the three months ended March 31, 2000. The increase was directly attributable to the increase in debt.

As a result of the foregoing factors, we incurred losses of $272,559 or ($.03) per share for the three months ended March 31, 2001 as compared to a loss of $303,416 or ($.05) per share for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred losses of $3,328,224. Our operations have been funded by the sale of common stock with gross proceeds of approximately $10,000 during the three months ended March 31, 2001. Additionally, we signed convertible debentures and note agreements and borrowed approximately $305,000 from third parties and related parties. These funds were used for working capital and capital expenditures. During fiscal 2000, we issued common stock in exchange for debt aggregating $90,000. On September 30, 2000, we issued common stock in exchange for accrued salaries amounting to $288,502. We believe that the conversion of this debt to equity will help our cash flow position.

We have no other material commitments for capital expenditures. We believe that we have sufficient liquidity to meet all of our cash requirements for the next twelve months through cost reductions and increased marketing efforts together with additional proceeds from common stock sales. A key element of our strategy is to evaluate opportunities to expand through acquisition of companies engaged in similar and related complementary businesses. During May 2000, we acquired 100% of the outstanding stock of Peerless Solutions, Inc. (Peerless) in exchange for 350,000 shares of Company stock with a fair value of $175,000. As part of the acquisition, Peerless changed its name to DIGI eSolutions, Inc. (eSolutions). Esolutions provides businesses with a wide range of e-commerce services including development of business to business applications, state of the art web technology and staff augmentation services. Any additional acquisitions may require additional capital, although there can be no assurances that any acquisitions will be completed. Also, we believe that additional funding will be necessary to expand our market share.

During the three months ended March 31, 2001, our operating cash requirement was $46,511 attributable to a net loss of $272,559 mitigated by non-cash charges for depreciation and amortization of $12,375 and stock based compensation of $98,037, and the increase in accrued salaries due to non-payment. The net remaining shortfall was primarily funded by the net sale of common stock for $10,000 and proceeds from notes payable and advances from related parties of $41,189 received during the three months ended March 31, 2001.

During the three months ended March 31, 2000, our operating cash requirement was $178,300 attributable to a net loss of $303,416 mitigated by non-cash charges for depreciation and amortization of $5,000 and stock based compensation of $77,500. The net remaining shortfall was primarily funded by the sale of common stock for $185,300 received during the three months ended March 31, 2000. Partially offsetting this funding were capital expenditures $5,741.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         We are not involved in any material litigation

Item 3. Defaults Upon Senior Securities

         We are currently in default on our notes payable with a financial institution and other individuals.

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

              None

         (b) There were no current reports on Form 8-K filed by us during the three months ended March 31, 2001.
 .

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DYNAMIC IMAGING GROUP, INC.

Dated:   June 13, 2001                   By: /s/ Gary Morgan
                                            ------------------------------------
                                            Gary Morgan, Chief Executive Officer

Dated:   June 13, 2001                   By /s/ Roland Breton
                                           -------------------------------------
                                           Roland Breton, President