Form 10QSB
period 2001-06-30
DYNAMIC IMAGING GROUP INC/FL
filed 2001-08-13
CIK 1079250

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               June 30, 2001
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

                                    Yes X No

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 2001: 10,786,857 shares of common stock, $.001 par value per share.

                           DYNAMIC IMAGING GROUP, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED June 30, 2001
                                      INDEX



                                                                            Page

PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet (Unaudited)
                  June 30, 2001..............................................3
      Consolidated Statements of Operations (Unaudited)
                  For the Six and Three Months Ended June 30, 2001 and 2000..4 Consolidated Statements of Cash Flows (Unaudited)
                  For the Six Months Ended June 30, 2001 and 2000............5

      Notes to Consolidated Financial Statements............................6-9

      Item 2 - Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.................................   9-11


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings............................................11

      Item 3 - Default upon Senior Securities...............................11

      Item 4 - Submission of Matters to a Vote of Security Holders..........11

      Item 6 - Exhibits and Reports on Form 8-K.............................11

      Signatures............................................................12


                                 DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARY
                                        CONSOLIDATED BALANCE SHEET
                                               June 30, 2001


                                                  ASSETS

CURRENT ASSETS:
    Cash                                                                                            $     989
    Accounts Receivable (Net of Allowance for Doubful Accounts of $299,350)                           118,751
    Inventories                                                                                        17,701
                                                                                                    ----------

        Total Current Assets                                                                          137,441

PROPERTY AND EQUIPMENT - Net                                                                          114,177
MARKETABLE EQUITY SECURITIES                                                                            2,000
DUE FROM RELATED PARTY                                                                                  6,272
GOODWILL-net                                                                                          155,312
SECURITY DEPOSITS                                                                                       2,869
                                                                                                    ----------

        Total Assets                                                                                $ 418,071
                                                                                                    ==========

                                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Note and Debenture Payable                                                                      $ 480,185
    Accounts Payable and Accrued Expenses                                                             223,744
    Accrued Salaries                                                                                  386,411
    Payroll Taxes Payable                                                                              54,309
    Customer Deposits                                                                                  16,749
    Due to Related Party                                                                               60,049
                                                                                                    ----------

        Total Current Liabilities                                                                   1,221,447
                                                                                                    ----------

STOCKHOLDERS' DEFICIT:
    Preferred Stock (No Par Value; 10,000,000 Shares
        Authorized; No Shares Issued and Outstanding)                                                       -
    Common Stock ($.001 Par Value; 100,000,000 Shares Authorized;
       10,786,857 Shares Issued and Outstanding )                                                      10,787
    Additional Paid-in Capital                                                                      2,706,100
    Accumulated Deficit                                                                            (3,498,263)
    Less: Unrealized Loss on Investment                                                               (22,000)
                                                                                                   -----------

        Total Stockholders' Deficit                                                                  (803,376)
                                                                                                   -----------

        Total Liabilities and Stockholders' Deficit                                                $  418,071
                                                                                                   ===========


                       See accompanying notes to consolidated financial statements.
                                                    -3-

                                 DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)



                                                         For the Three Months           For the Six Months
                                                            Ended June 30,                Ended June 30,
                                                  ------------------------------  ------------------------------
                                                       2001           2000            2001             2000
                                                  --------------  --------------  --------------  --------------


NET SALES                                         $     174,537   $     200,493   $     273,581   $     418,302

COST OF SALES                                            32,597          86,442          43,067         181,617
                                                  --------------  --------------  --------------  --------------

GROSS PROFIT                                            141,940         114,051         230,514         236,685
                                                  --------------  --------------  --------------  --------------

OPERATING EXPENSES:
    Consulting Fees                                      36,415          57,060         134,452         131,670
    Contract Labor                                       20,533          61,004          56,316         122,912
    Depreciation and Amortization                        12,375           7,187          24,750          12,187
    Professional Fees                                    24,247          19,477          30,380          37,265
    Rent                                                 14,943          27,847          31,017          55,454
    Salaries                                            141,382         114,679         281,997         232,196
    Other Selling, General and Administrative            46,399         114,177          83,733         235,797
                                                  --------------  --------------  --------------  --------------

        Total Operating Expenses                        296,294         401,431         642,645         827,481
                                                  --------------  --------------  --------------  --------------

LOSS FROM OPERATIONS                                   (154,354)       (287,380)       (412,131)       (590,796)

OTHER EXPENSES:
     Interest Expense                                    15,685          76,987          30,467          76,987
                                                  --------------  --------------  --------------  --------------

NET LOSS                                          $    (170,039)  $    (364,367)  $    (442,598)  $    (667,783)
                                                  ==============  ==============  ==============  ==============

BASIC AND DILUTED:
      Net Loss Per Common Share                   $       (0.02)  $       (0.06)  $       (0.05)  $       (0.11)
                                                  ==============  ==============  ==============  ==============

      Weighted Common Shares Outstanding              9,499,532       6,192,074       9,246,802       6,049,693
                                                  ==============  ==============  ==============  ==============














                          See accompanying notes to consolidated financial statements.
                                                     -4-

                                 DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                                               For the Six Months
                                                                                                Ended June 30,
                                                                                     --------------------------------------
                                                                                            2001                2000
                                                                                     -----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                         $       (442,598)    $       (667,783)
    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:

           Depreciation and Amortization                                                       24,750               12,187
           Common Stock Issued for Services                                                   136,452              128,251
           Interest Expense Recognized for Issuance of Common Stock                                 -               75,000
           (Increase) Decrease in:
             Accounts Receivable                                                              (60,831)             (58,580)
             Inventories                                                                       (4,463)             (20,574)
             Due from Related Parties                                                           1,197               57,541
             Security Deposits                                                                    121                    -
           Increase (Decrease) in:
              Accounts Payable and Accrued Expenses                                            52,998               99,501
              Accrued Salaries                                                                242,004              126,002
              Payroll Taxes Payable                                                             1,510                    -
              Customer Deposits                                                                     -                 (690)
                                                                                     -----------------   ------------------
Net Cash Flows Used in Operating Activities                                                   (48,860)            (249,145)
                                                                                     -----------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash from Acquisition                                                                           -                1,276
    Acquisition of Property and Equipment                                                      (3,592)             (15,981)
                                                                                     -----------------   ------------------
Net Cash Flows Used in Investing Activities                                                    (3,592)             (14,705)
                                                                                     -----------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Related Parties                                                             34,556               25,000
     Decrease in Bank Overdraft                                                                (5,772)                   -
     Proceeds from Note and Debenture Payable                                                   6,297                    -
     Decrease in Subscriptions Receivable                                                           -               30,500
     Proceeds from Issuance of Common Stock                                                    16,000              205,000
                                                                                     -----------------   ------------------
Net Cash Flows Provided by Financing Activities                                                51,081              260,500
                                                                                     -----------------   ------------------
Net Increase (Decrease ) in Cash                                                               (1,371)              (3,350)

Cash - Beginning of Period                                                                      2,360                3,350
                                                                                     -----------------   ------------------
Cash - End of Period                                                                 $            989    $               -
                                                                                     =================   ==================
SUPPLEMENTAL INFORMATION:
   Cash Paid During Year for:
       Interest and Taxes                                                            $              -    $               -
                                                                                     =================   ==================
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of Common Stock for Acquisition                                          $              -    $         175,000
                                                                                     =================   ==================
   Issuance of Common Stock for Marketable Equity Securities                         $              -    $          24,000
                                                                                     =================   ==================


                         See accompanying notes to consolidated financial statements.
                                                      -5-

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (UNAUDITED)




NOTE 1 - BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2000 and notes thereto contained in the Report on Form 10-KSB of Dynamic Imaging Group, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results for the full fiscal year ending December 31, 2001.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has continued to suffer recurring losses from operations that to date, total $3,498,263. At June 30, 2001, the Company had a working capital deficit of $1,084,006. These factors among others may indicate the Company will be unable to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.

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

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (UNAUDITED)


NOTE 3 - RELATED PARTY TRANSACTIONS

The Company advanced funds to certain companies affiliated through common ownership. The advances are non-interest bearing and are payable on demand. At June 30, 2001, advances to these companies amounted to $6,272.

Certain shareholders of the Company and a company related through common ownership from time to time, advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of June 30, 2001, amounts due to these related parties amounted to $60,049.


NOTE 4 - MARKETABLE EQUITY SECURITIES

Marketable equity securities are classified into one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are acquired and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold to maturity. All other securities not included in the trading and held-to-maturity categories are available-for-sale securities. Management determines the appropriate classifications of marketable equity securities at the time they are acquired and evaluates the continuing appropriateness of the classification at each balance sheet date. At June 30, 2001, the Company held only available-for-sale securities, which are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' deficit.

NOTE 5- STOCKHOLDERS' EQUITY (DEFICIT)

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

During June 2001, the Company issued 960,375 shares of common stock in exchange for professional services rendered. These shares were valued at a fair value of $.04 per share and charged to operations.

During June 30, 2001, the Company issued 200,000 shares of restricted common stock for proceeds of $6,000.

During June 30, 2001, the Company issued 325,000 shares of common stock for debt. These shares were valued at a fair value of $.04 per share and charged to operations.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (UNAUDITED)



NOTE 6 -COMPREHENSIVE INCOME

The Company uses Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represent certain amounts that are reported as components of stockholders' equity in the accompanying balance sheet, including foreign currency translation adjustments. For the six months ended June 30, 2001, the Company had no comprehensive income.

NOTE 7 - SEGMENT INFORMATION

The Company operates in two reportable business segments - (1) sale of trade show displays and graphics, and (2) e-commerce services including development of business-to-business applications, state of the art web technology and staff augmentation services. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Information with respect to these reportable business segments for the six months ended June 30, 2001 and 2000 is as follows:

NOTE 8 - EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2000, FASB has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (as amended by SFAS No. 137) and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements require recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss). Appropriate accounting for changes in fair value of derivatives held is dependent on whether the derivative transaction qualifies as an accounting hedge and on the classification of the hedge transaction. The adoption of SFAS No. 133 and 138 did not have a material effect on the Company's financial statements.

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

Six months ended June 30, 2001 compared to six months ended June 30, 2000.

Net sales for the six months ended June 30, 2001 were $273,581 as compared to net sales for the six months ended June 30, 2000 of $418,302. In January 2001, we reduced our sales force in order to reduce overhead by consolidating sales administrative functions and to eliminate unprofitable salespersons. As of June 30, 2001, we had one salespersons remaining. As a result of the reduction in our sales force, net sales for the six months ended June 30, 2001 decreased as compared to the six months ended June 30, 2000.

Consulting fees were $134,452 for the six months ended June 30, 2001 as compared to $131,670 for the six months ended June 30, 2000. During the six months ended June 30, 2001 and 2000, substantially all of our consulting fees were incurred from the issuance of common stock for services. These shares were valued at the fair values and charged to consulting fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS (continued)

Results of Operations (Continued)

Six months ended June 30, 2001 compared to six months ended June 30, 2000 (Continued)

Contract labor expenses include costs and commissions related to our sales force that is comprised of both direct employees of the Company (included in salaries) and independent sales representatives. Contract labor also includes costs of certain individuals related to administration and purchasing who are engaged on a contractual basis. Contract labor expenses were $56,316 for the six months ended June 30, 2001 as compared to $122,912 for the six months ended June 30, 2000. The decrease in contract labor is attributable to overhead reduction measures discussed above.

Professional fees were $30,380 for the six months ended June 30, 2001 as compared to $37,265 for the six months ended June 30, 2000. The decrease is attributable to the fact that we incurred additional legal and accounting fees in connection with the filing of our registration statement on Form 10-SB, as filed and subsequently amended, during the six months ended June 30, 2000.

Rent expense was $31,017 for the six months ended June 30, 2001 as compared to $55,454 for the six months ended June 30, 2000. The decrease is due to the consolidation of our office space. Additionally, on July 1, 2000, we sold a 50% interest in our subsidiary to a third party. Accordingly, we ceased paying rent on this facility.

Salaries were $281,997 for the six months ended June 30, 2001 as compared to $232,196 for the six months ended June 30, 2000. The increase in salary was partially attributable to the addition of our e-commerce subsidiary with salaries amounting to $132,116. The increase is offset by a reduction in salaries from our display business due to our cost reduction measures as discussed above. Salary figures for our display and graphics business have remained comparatively steady over the periods. As of June 30, 2001, we have approximately 3 employees. We will continue to use contract labor as necessary to complete projects and to generate sales.

Other selling, general and administrative expenses, which include travel and entertainment, insurance, auto, telephone and other expenses, were $83,733 for the six months ended June 30, 2001 as compared to $235,797 for the six months ended June 30, 2000. The decrease is primarily attributable to decreased selling and marketing efforts, the reduction of travel expenses, and the consolidation of administrative functions.

Interest expense was $30,467 for the six months ended June 30, 2001, respectively, as compared to $76,987 for the six months ended June 30, 2000. During the six months ended June 30, 2000, we issued common shares valued at $75,000 in connection with a note payable amounting to $50,000 and accordingly, recorded interest expense of $75,000. This issuance attributed to our increased interest expense in the prior year.

As a result of the foregoing factors, we incurred losses of $442,598 or ($.07) per share for the six months ended June 30, 2001 as compared to a loss of $667,783 or ($.11) per share for the six months ended June 30, 2000.
LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred losses of approximately $3,328,224. Our operations have been funded by the sale of common stock with gross proceeds of approximately $16,000 during the six months ended June 3, 2001. Additionally, we signed convertible debentures and note agreements and borrowed approximately $305,000 from third parties and related parties. These funds were used for working capital and capital expenditures. During fiscal 2000, we issued common stock in exchange for debt aggregating $90,000. On September 30, 2000, we issued common stock in exchange for accrued salaries amounting to $288,502. We believe that the conversion of this debt to equity will help our cash flow position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

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

During the six months ended June 30, 2001, our operating cash requirement was $48,860 attributable to a net loss of $442,598 mitigated by non-cash charges for depreciation and amortization of $24,750 and stock based compensation of $136,452, and the increase in accrued salaries due to non-payment. The net remaining shortfall was primarily funded by the net sale of common stock for $16,000 and proceeds from notes payable and advances from related parties of $40,853 received during the six months ended June 30, 2001.

During the six months ended June 30, 2000, our operating cash requirement was $249,145 attributable to a net loss of $667,783 mitigated by non-cash charges for depreciation and amortization of $12,187, stock based compensation of $128,251, and interest expense from the issuance of common stock of $75,000. The net remaining shortfall was primarily funded by the sale of common stock for $235,500 and proceeds from related parties of $25,000 received during the six months ended June 30, 2000. Partially offsetting this funding were capital expenditures $15,981.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             None

         (b) There were no current reports on Form 8-K filed by us during the three months ended June 30, 2001.
 .

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DYNAMIC IMAGING GROUP, INC.

Dated:   August 11, 2001                  By: /s/ ____________________
                                            Gary Morgan, Chief Executive Officer

Dated:   August 11, 2001                  By: /s/ ____________________
                                            Roland Breton, President