Form 10QSB
period 2001-09-30
DYNAMIC IMAGING GROUP INC/FL
filed 2001-11-21
CIK 1079250

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               September 30, 2001
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

                                    Yes X       No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 2001: 12,086,857 shares of common stock, $.001 par value per share.

                           DYNAMIC IMAGING GROUP, INC.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED September 30, 2001
                                      INDEX



                                                                            Page

PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet (Unaudited)
                  September 30, 2001...................................       3
      Consolidated Statements of Operations (Unaudited)
                  For the Nine and Three Months Ended September 30,
                  2001 and 2000........................................       4
      Consolidated Statements of Cash Flows (Unaudited)
                  For the Nine Months Ended September 30, 2001
                  and 2000.............................................       5

      Notes to Consolidated Financial Statements.......................     6-9

      Item 2 - Management's Discussion and Analysis or
                  Plan of Operations...................................   10-12


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings.......................................      12

      Item 2 - Changes in Securities and use of Proceeds...............      12

      Item 3 - Default upon Senior Securities..........................      12

      Item 4 - Submission of Matters to a Vote of Security Holders.....      12

      Item 6 - Exhibits and Reports on Form 8-K........................      13

      Signatures.......................................................      13

                       DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEET
                                   September 30, 2001
                                      (Uinaudited)



                                         ASSETS

CURRENT ASSETS:
    Cash                                                            $    23,339
    Accounts Receivable (Net of Allowance for
      Doubful Accounts of $369,350)                                      75,370
    Due from related parties                                              4,821
    Inventories                                                           3,805
                                                                    ------------

        Total Current Assets                                            107,335

PROPERTY AND EQUIPMENT - Net                                            105,977
MARKETABLE EQUITY SECURITIES                                              2,000
GOODWILL-Net                                                            150,938
SECURITY DEPOSITS                                                         2,869
                                                                    ------------

        Total Assets                                                $   369,119
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Note and Debenture Payable                                      $   480,185
    Accounts Payable and Accrued Expenses                               304,870
    Accrued Salaries                                                    456,211
    Payroll Taxes Payable                                                54,309
    Customer Deposits                                                    16,749
    Due to Related Party                                                 55,247
                                                                    ------------

        Total Current Liabilities                                     1,367,571
                                                                    ------------

STOCKHOLDERS' DEFICIT:
    Preferred Stock (No Par Value; 10,000,000 Shares
        Authorized; No Shares Issued and Outstanding)                         -
    Common Stock ($.001 Par Value; 100,000,000 Shares Authorized;
       12,086,857 Shares Issued and Outstanding)                         12,087
    Additional Paid-in Capital                                        2,753,800
    Accumulated Deficit                                              (3,742,339)
    Less: Unrealized Loss on Investment                                 (22,000)
                                                                    ------------

        Total Stockholders' Deficit                                    (998,452)
                                                                    ------------

        Total Liabilities and Stockholders' Deficit                 $   369,119
                                                                    ============



              See accompanying notes to consolidated financial statements.

                                   DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)



                                                                 For the Three Months        For the Nine Months
                                                                 Ended September 30,          Ended September 30,
                                                             --------------------------------------------------------
                                                                2001             2000          2001          2000
                                                             ------------     -----------   -----------   -----------


NET SALES                                                    $   103,201      $  414,710    $  376,782    $  833,012

COST OF SALES                                                     21,571          80,611        64,638       262,228
                                                             ------------     -----------   -----------   -----------

GROSS PROFIT                                                      81,630         334,099       312,144       570,784
                                                             ------------     -----------   -----------   -----------

OPERATING EXPENSES:
    Consulting Fees                                               23,750          33,300       158,202       164,970
    Contract Labor                                                     -         112,710        55,065       235,622
    Depreciation and Amortization                                 12,575          12,876        37,325        25,063
    Professional Fees                                             11,725          10,061        42,105        47,326
    Rent                                                          18,183          19,683        49,200        75,137
    Salaries                                                     125,643         197,106       407,640       429,302
    Other Selling, General and Administrative                    116,932         149,570       201,916       385,367
                                                             ------------     -----------   -----------   -----------
     Total Operating Expenses                                    308,808         535,306       951,453     1,362,787
                                                             ------------     -----------   -----------   -----------

LOSS FROM OPERATIONS                                            (227,178)       (201,207)     (639,309)     (792,003)

OTHER EXPENSES:
     Interest Expense                                             16,898          98,043        47,365       175,030
                                                             ------------     -----------   -----------   -----------

NET LOSS                                                     $  (244,076)     $ (299,250)   $ (686,674)   $ (967,033)
                                                             ============     ===========   ===========   ===========

BASIC AND DILUTED:
      Net Loss Per Common Share                              $     (0.02)     $    (0.04)   $    (0.07)   $    (0.15)
                                                             ============     ===========   ===========   ===========

      Weighted Common Shares Outstanding                      12,603,988       7,146,944    10,059,895     6,416,707
                                                             ============     ===========   ===========   ===========



                               See accompanying notes to consolidated financial statements.
                                                           -4-

                                    DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)


                                                                                              For the Nine Months
                                                                                               Ended September 30,
                                                                                        -----------------------------------
                                                                                             2001               2000
                                                                                        ----------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                            $      (686,674)    $     (967,033)
    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:

           Depreciation and Amortization                                                         37,325             25,063
           Common Stock Issued for Services                                                     152,452            148,851
           Interest Expense Recognized for Issuance of Common Stoxk                                   -            135,000

           (Increase) Decrease in:
             Accounts Receivable                                                                (17,450)          (178,629)
             Inventories                                                                          9,433            (13,864)
             Due from Related Parties                                                             2,648             48,556
             Security Deposits                                                                      121                  -

           Increase (Decrease) in:
              Accounts Payable and Accrued Expenses                                             134,123            137,365
              Accrued Salaries                                                                  311,804            237,094
              Payroll Taxes Payable                                                               1,510             31,906
              Customer Deposits                                                                       -               (690)
                                                                                        ----------------   ----------------

Net Cash Flows Used in Operating Activities                                                     (54,708)          (396,381)
                                                                                        ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash from Acquisition                                                                             -              1,276
    Acquisition of Property and Equipment                                                        (3,592)           (29,945)
                                                                                        ----------------   ----------------

Net Cash Flows Used in Investing Activities                                                      (3,592)           (28,669)
                                                                                        ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Related Parties                                                               29,754             26,500
     Decrease in Bank Overdraft                                                                  (5,772)                 -
     Proceeds from Note and Debenture Payable                                                     6,297            140,000
     Decrease in Subscriptions Receivable                                                             -             30,500
     Proceeds from Issuance of Common Stock                                                      49,000            224,700
                                                                                        ----------------   ----------------

Net Cash Flows Provided by Financing Activities                                                  79,279            421,700
                                                                                        ----------------   ----------------

Net Increase (Decrease ) in Cash                                                                 20,979             (3,350)

Cash - Beginning of Period                                                                        2,360              3,350
                                                                                        ----------------   ----------------

Cash - End of Period                                                                    $        23,339    $             -
                                                                                        ================   ================

SUPPLEMENTAL INFORMATION:
   Cash Paid During Year for:
       Interest and Taxes                                                               $             -    $             -
                                                                                        ================   ================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of Common Stock for Acquisition                                             $             -    $       295,000
                                                                                        ================   ================
   Issuance of Common Stock for Marketable Equity Securities                            $             -    $        24,000
                                                                                        ================   ================
   Issuance of Common Stock in Exchange for Debt                                        $        13,000    $       378,502
                                                                                        ================   ================





                               See accompanying notes to consolidated financial statements.
                                                         -5-

                 DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2000 and notes thereto contained in the Report on Form 10-KSB of Dynamic Imaging Group, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results for the full fiscal year ending December 31, 2001.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has continued to suffer recurring losses from operations that to date, total $3,742,339. At September 30, 2001, the Company had a working capital deficit of $1,265,057. These factors among others may indicate the Company will be unable to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.

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

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (UNAUDITED)




NOTE 3 - RELATED PARTY TRANSACTIONS

The Company advanced funds to certain companies affiliated through common ownership. The advances are non-interest bearing and are payable on demand. At September 30, 2001, advances to these companies amounted to $4,821.

Certain shareholders of the Company and a company related through common ownership from time to time, advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of September 30, 2001, amounts due to these related parties amounted to $55,247.


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


NOTE 5- STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock

During August 2001, the Company issued 200,000 shares of common stock in exchange for professional services rendered. These shares were valued at a fair market of $.08 per share and charged to operations.

During July and August 2001, the Company issued 1,100,000 shares of restricted common stock for proceeds of $33,000.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (UNAUDITED)


NOTE 6 -COMPREHENSIVE INCOME

The Company uses Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represent certain amounts that are reported as components of stockholders' equity in the accompanying balance sheet, including foreign currency translation adjustments. For the nine months ended September 30, 2001, the Company had no comprehensive income.

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

Information with respect to these reportable business segments for the nine months ended September 30, 2001 and 2000 is as follows:

                                                              For the Nine Months Ended September 30, 2001
                                                      -------------------------------------------------------------
                                                         Trade Show
                                                        Displays and          E-commerce           Consolidated
                                                          Graphics            Solutions               Total
                                                      -----------------    -----------------    -------------------
Net Sales                                             $        261,164     $        115,618     $          376,782
Costs and Operating Expenses                                   770,572              245,519              1,016,091
Interest Expense                                                47,365                    -                 47,365
                                                      -----------------    -----------------    -------------------
Net Loss                                              $       (556,773)    $       (129,901)    $         (686,674)
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
                                                      =================    =================    ===================

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (UNAUDITED)




NOTE 8 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements which may apply to the Company.

Statement No. 141 "Business Combinations" ("SFAS 141") establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company's financial position, results of operations or liquidity.

Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounting for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the future implementation of SFAS 142 on January 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity.

Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations", pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the future implementation of SFAS 144 on January 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity.

 .

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

This report on Form 10-QSB contains certain forward-looking statements, which are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting us or our customers. Many of such risk factors are beyond our control.

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

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000.

Net sales for the nine months ended September 30, 2001 were $376,782 as compared to net sales for the nine months ended September 30, 2000 of $833,012. In January 2001, we reduced our sales force in order to reduce overhead by consolidating sales administrative functions and to eliminate unprofitable salespersons. As of June 30, 2001, we had one salespersons remaining. As a result of the reduction in our sales force, net sales for the nine months ended September 30, 2001 decreased as compared to the nine months ended September 30, 2000. Additionally, due to a lack of operating capital, we have decreased our marketing efforts.

Consulting fees were $158,202 for the nine months ended September 30, 2001 as compared to $164,970 for the nine months ended September 30, 2000. During the nine months ended September 30, 2001 and 2000, substantially all of our consulting fees were incurred from the issuance of common stock for services. These shares were valued at the fair values and charged to consulting fees.

Contract labor expenses include costs and commissions related to our sales force that is comprised of both direct employees of the Company (included in salaries) and independent sales representatives. Contract labor also includes costs of certain individuals related to administration and purchasing who are engaged on a contractual basis. Contract labor expenses were $55,065 for the nine months ended September 30, 2001 as compared to $235,622 for the nine months ended September 30, 2000. The decrease in contract labor is attributable to overhead reduction measures discussed above.

Professional fees were $42,105 for the nine months ended September 30, 2001 as compared to $47,326 for the nine months ended September 30, 2000. The decrease is attributable to the fact that we incurred additional legal and accounting fees in connection with the filing of our registration statement on Form 10-SB, as filed and subsequently amended, during the nine months ended June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (Continued)

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000 (Continued)

Rent expense was $49,200 for the nine months ended September 30, 2001 as compared to $75,137 for the nine months ended September 30, 2000. The decrease is due to the consolidation of our office space. Additionally, on July 1, 2000, we sold a 50% interest in our subsidiary to a third party. Accordingly, we ceased paying rent on this facility.

Salaries were $407,640 for the nine months ended September 30, 2001 as compared to $429,302 for the nine months ended September 30, 2000. Salaries remained relatively stable and consisted of an increase in salary attributable to the addition of our e-commerce subsidiary with salaries amounting to $185,116 for the nine months ended September 30, 2001 as compared to $79,165 for the nine months ended September 30, 2000. The increase is offset by a reduction in salaries from our display business due to our cost reduction measures as discussed above. Salaries for our display business amounted $222,524 for the nine months ended September 30, 2001 as compared to $350,137 for the nine months ended September 30, 2000. As of September 30, 2001, we have approximately 3 employees. We will continue to use contract labor as necessary to complete projects and to generate sales.

Other selling, general and administrative expenses, which include travel and entertainment, insurance, auto, telephone and other expenses, were $201,916 for the nine months ended September 30, 2001 as compared to $385,367 for the nine months ended September 30, 2000. The decrease is primarily attributable to decreased selling and marketing efforts, the reduction of travel expenses, and the consolidation of administrative functions.

Interest expense was $47,365 for the nine months ended September 30, 2001 as compared to $175,030 for the nine months ended September 30, 2000. During the nine months ended September 30, 2000, we issued common shares valued at $135,000 in connection with a note payable and accordingly, recorded interest expense of $135,000. This issuance attributed to our increased interest expense in the prior year.

As a result of the foregoing factors, we incurred losses of $686,674 or ($.07) per share for the nine months ended September 30, 2001 as compared to a loss of $967,033 or ($.15) per share for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred losses of $3,742,339. Our operations have been funded by the sale of common stock with gross proceeds of approximately $49,000 during the nine months ended September 30, 2001. Additionally, we signed convertible debentures and note agreements and borrowed approximately $305,000 from third parties and related parties. These funds were used for working capital and capital expenditures. During fiscal 2000, we issued common stock in exchange for debt aggregating $90,000. On September 30, 2000, we issued common stock in exchange for accrued salaries amounting to $288,502. We believe that the conversion of this debt to equity will help our cash flow position.

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

During the nine months ended September 30, 2001, our operating cash requirement was $54,708 attributable to a net loss of $686,674 mitigated by non-cash charges for depreciation and amortization of $37,325 and stock based compensation of $152,452, and the increase in accrued salaries due to non-payment. The net remaining shortfall was primarily funded by the net sale of common stock for $49,000 and proceeds from notes payable and advances from related parties of $36,051 received during the nine months ended Sept 30, 2001.

During the nine months ended September 30, 2000, our operating cash requirement was $369,381 attributable to a net loss of $967,033 mitigated by non-cash charges for depreciation and amortization of $25,063, stock based compensation of $148,851, and interest expense from the issuance of common stock of $135,000. The net remaining shortfall was primarily funded by the sale of common stock for $255,200 and proceeds from related parties and notes payable of $166,500 received during the nine months ended September 30, 2000. Partially offsetting this funding were capital expenditures of $29,945.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         We are not involved in any material litigation

Item 2.  Changes in Securities and use of Proceeds

         During August 2001, the Company issued 200,000 shares of common stock in exchange for professional services rendered. These shares were valued at a fair market of $.08 per share and charged to operations.

         During July and August 2001, the Company issued 1,100,000 shares of restricted common stock for proceeds of $33,000.

Item 3. Defaults Upon Senior Securities

         We are currently in default on our notes payable with a financial institution and other individuals.

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              None

         (b) There were no current reports on Form 8-K filed by us during the three months ended September 30, 2001.




                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 DYNAMIC IMAGING GROUP, INC.

Dated:   November 18, 2001                       By: /s/ Roland Breton
                                                     ---------------------------
                                                     Roland Breton, President

Dated:   November 18, 2001                        By /s/  Alfred Tracy III
                                                     ---------------------------
                                                     Alfred Tracy III, Secretary