Form 10KSB
period 2001-12-31
DYNAMIC IMAGING GROUP INC/FL
filed 2002-04-18
CIK 1079250

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 1O-KSB

         Annual report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the Fiscal Year Ended: December 31, 2001

                          Commission File No. 000-26446


                           DYNAMIC IMAGING GROUP, INC.
       ------------------------------------------------------------------
              (Exact name of small business issuer in its charter)


                    Florida                    66-090385
                 -------------             -----------------
           (State of Incorporation) (IRS Employer Identification No.)


                             3428 North Ocean Blvd.
                            Fort Lauderdale, FL 33008
               --------------------------------------------------
               (Address of principal executive offices) (zip code)


                      Issuer's Telephone No. (954) 564-1133
                      -------------------------------------

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

State issuer's revenues for twelve months ended December 31, 2001: $417,960.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the average bid and asked prices of such stock, at April 16, 2001 was $1,104,437

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,141,027 shares of common stock, as of April 16,2001.

                       Documents Incorporated by Reference
                -------------------------------------------------
                                      NONE

Transitional Small Business Disclosure Format:  No

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                           DYNAMIC IMAGING GROUP, INC.

                                                                        PAGE
PART I

Item 1.  Description of Business..........................................3
Item 2.  Description of Property..........................................7
Item 3.  Legal Proceedings................................................7
Item 4.  Submission of Matters to a Vote of Security Holders..............7

PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters......................................8
Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................9
Item 7.  Financial Statements............................................11
Item 8.  Changes in and Disagreements on Accounting and
         Financial Disclosure............................................11

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act...............11
Item 10. Executive Compensation..........................................12
Item 11. Security Ownership of Certain Beneficial Owners and Management..12
Item 12. Certain Relationships and Related Transactions..................15

PART IV

Item 13. Exhibits and Reports of Form 8-K................................17

SIGNATURES...............................................................17

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

         During May of 2000, Dynamic Imaging Group, Inc purchased Peerless Solutions, Inc though a stock exchange Agreement, and changed the name to Digi eSolutions offering a full array of Internet products, hosting, domain name registration, small and large web site development, staff augmentation and accounting and financial software for every business.

         During March 2002 Dynamic Imaging Group, Inc purchased Hi Teck Expos Ltd. D/B/A Twenty First Century Promotions, though a stock exchange Agreement. Twenty First century Promotions is a trade show promotion company presently engaged in two Men's Expos known as Big boys and Their Toys.

         Fiscal year 2001 revenue was comprised of approximately 24% display sales, 2% display rental income, 41% revenues graphic sales and 33% internet and consulting sales.

THE INDUSTRY

         Our market analysis shows that during the past decade companies have realized the importance of displaying their products through trade shows, conventions company meetings and Internet. As a result, our management believes that the show and exhibition display industry and the Internet business have substantial growth potential both domestically and internationally. Adding our own Trade Show Promotion Company will allow our divisions to bundle many of the products we sell together.

         The show and exhibition display system and accessory market is a rapidly growing industry, both domestically and internationally. The trade show and exhibition industry and the internet eSolutions market is experiencing a dramatic change. Indices reveal that the growth rate of these industries has far exceeded expectations both domestically and internationally. They are two of the fastest growing businesses on the globe to enter the new millennium. From 1981-1990 the exhibition industry showed an increase of 72%. However, the 3,289 trade shows scheduled in 1989 is a diminutive number when compared to the 13,185 events of 2000 with 140 million attendees and 150 million companies exhibiting using in excess of 501,904,000 square feet of exhibit space in 2000. The increase of 9,896 exhibitions represents a growth rate of over 300%. The industry projects a 7% increase per year.

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

TWENTY FIRST CENTURY PROMOTIONS

Twenty First Century is poised to expand its existing Men's Expo in two markets for the year 2002, with Show taking place in Phoenix, AZ and in Fort Lauderdale, FL. With these show the sales teams will be able to expose all the DIGI products to an additional 500 clients/companies this year alone.

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

DISTRIBUTION

         We distribute our goods and services through our network of authorized dealers which have franchise affiliations with Adventures in Advertising. Adventures in Advertising have approximately 300 franchised dealers in North America. We also have the rights to distribute to the Sign A Rama franchises as in previous years but are no longer the sole distributor for trade show displays with them.

         Display products to be sold will be either manufactured to order or shipped from available inventory directly to the dealer. Display products subject to rental will be supplied from inventory and shipped to the dealer for the term of the rental. Upon the conclusion of the rental term, the display will be picked up and returned to inventory.

MARKETING PHILOSOPHY AND STRATEGY

         We intend to expand our Trade Show Production Company to multiple venues throughout the country allowing our show display and eSolutions marketing and sales teams to benefit from the many new leads generated by these show. We also will gear our operations to local companies with display and Website needs and small trade shows that cater to individuals, as well as to create product awareness to enhance sales and rentals through our Website and existing distribution network.

COMPETITION

         We estimate that there are approximately 15 major manufacturers of pop-up display systems worldwide. Our leading competitors are Skyline, Nomadic, Abex and Expo Design, all of which are engaged in direct sales. We believe that there are presently no national competitors offering rental service other than independent local competitors scattered throughout the United States in local areas. The unique format and production style of Twenty First century Promotions along with choosing venous that are compatible with the theme of the Trade show being promoted will enhance there success.

         The traditional method of marketing trade show displays and graphics has included the following: direct sales by the manufacturer, exhibitions at trade shows and conventions, national and local advertising. National and local advertising includes direct mail, trade and industry-specific magazines and regional yellow pages have been successfully used as marketing vehicles.

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

         Our strengths include promotion of our own Trade Shows, our efficient network of dealers and outlets which makes our products and services available to the consumer in a broad range of geographic markets. In addition, we believe that departmental arrangements allow us to provide a broader range of services as well as cost-efficiencies to our customers. In our judgment, the greater challenge we face is the unpredictable fluctuation in demand for rental or direct purchases of display systems. This unpredictability imposes a strain on our ability to maintain an adequate inventory to satisfy the needs of the marketplace especially during peak periods.

EMPLOYEES

         Dynamic Imaging currently has 3 employees, two of whom are involved in sales and clerical and one of whom are involved in management. No employees are presently represented by any labor unions. We believe our relations with employees to be good, however additional employees will need to be recruited to meet our growth projections.

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

         We maintain our executive office, sales and warehouse facility at 3428 North Ocean Boulevard, Fort Lauderdale, Florida 33308. We lease our executive offices, sales facility and warehouse facility at the rate $1,925 per month and $1,350 per month, respectively. The lease extends through 2002.

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

                      Quarter Ended               HIGH BID          LOW BID
                      -----------------------------------------------------
                      March 31, 2001                0.56              0.09
                      June 30, 2001                 0.15              0.03
                      September 30, 2001            0.32              0.04
                      December 31, 2001             0.18              0.04
                      April 11, 2002                0.12              0.05


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

         As of April 16, 2002 there were approximately 118 registered holders of record of the Company's common stock

RECENT SALES OF UNREGISTERED SECURITIES

         The following discussion details securities sold by us during the last fiscal year which were not registered under the provisions of the Securities Act of 1933.

         The Company conducted an offering of Series A Convertible Preferred Stock which began in October 2001. The shares were offered without registration under the Securities Act of 1933 pursuant to the exemption from registration under Regulation S. 498,350 shares were sold to 44 individual investors for a net price of $.10 per share. Stein Morgan International, Ltd. was Distribution Agent for the offering. The purchasers acknowledged that the shares were not registered under the Securities Act of 1933 and could not be sold except pursuant to registration or an exemption.

         The following shares of common stock were issued without registration pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933. The shares contain a legend restricting transfer without compliance with the registration provisions of the Securities Act of 1933 or an exemption therefrom.

         During fiscal 2001, the Company issued 1,600,000 shares of restricted common stock for proceeds of $49,000. During fiscal 2001, the Company issued 1,653,170 shares of common stock in exchange for professional services rendered. These shares were valued at a fair market value amount ranging from $.04 to $.20 per share, for an aggregate of $152,452 and were charged to operations. During June 2001, the Company issued 325,000 shares of common stock for debt amounting to $13,000. The shares were valued at $.04 per share.

         During December 2001, the Company agreed to issue 7,952,900 restricted shares of its common stock in full satisfaction of accrued salaries and debt amounting to $318,116. These shares were valued at $.04 per share, the fair values. As of December 31, 2001, the shares had not been issued. The shares are included in common stock issuable at December 31, 2001.

         In connection with the termination of certain employment agreements with certain Company officers and former officers, the Company's issued 3,500,000 shares of common stock. These shares were valued at a fair market value of $.04 per share, for an aggregate of $140,000 and charged to operations. As of December 31, 2001, the shares had not been issued. The shares are included in common stock issuable at December 31, 2001.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
         ---------------------------------------------------------------

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

         Management believes through acquisitions and the continuing development of new areas of expertise will position the Company to increase its revenue base and move toward its goals of becoming a leading Trade show Promotion company, display and graphics company, and Internet solutions provider through the continued offering of expanded products and services to a larger customer network.

RESULTS OF OPERATIONS

Year ended December 31, 2001 compared to year ended December 31, 2000.

         Net sales for the year ended December 31, 2001 were $417,960 as compared to net sales for the period ended December 31, 2000 were $1,134,380. The reorganization of Dynamic Imaging Group caused by the large losses attributed to the .com collapse was a major cause in the decrease in sales of trade show displays and graphics and Internet Solution products. The 4th quarter was affected by the tremendous decrease in air travel that directly affected the Trade Show industry.

         Cost of goods sold consists primarily of product costs and freight charges. Cost of sales were $110,144 or 26% of net sales for the year ended December 31, 2001 as compared to cost of sales for the period ended December 31, 2000 $290,655 or 25.66% of net sales.

         Net sales and gross profits depend in part on the volume and mix of display sales, graphic sales, rental sales and internet sales. Internet and Graphic products have a higher gross margin, while display sales have a comparably lower gross profit margin.

         Consulting fees were $158,202 for the year ended December 31, 2001 as compared to $229,081 for the year ended December 31, 2000. The decrease is primarily attributable to the loss of business in the internet division.

         Contract labor expenses include costs and commissions related to the Company's sales force that is comprised of both direct employees of the Company (included in salaries) and independent sales representatives. Contract labor also includes costs of certain individuals related to administration and purchasing who are engaged on a contractual basis. Contract labor expense was $66,056 for the year ended December 31, 2001 as compared to $348,117 for the year ended December 31, 2000. The decrease in contract labor is attributable to the Company's decrease in sales and economic conditions of 2001.

         Professional fees were $43,105 for the year ended December 31, 2001 as compared to $53,022 for the period ended December 31, 2000.

         Rent expense was $61,015 for the year ended December 31, 2001 as compared to $93,689 for the year ended December 31, 2000. The decrease was directly attributable to the downsizing of operations.

         Salaries were $472,526 for the year December 31, 2001 as compared to $609,086 for the year ended December 31, 2000. The decrease was directly attributable to the reduction in sales and the termination of the executive's original contracts.

         Other selling, general and administrative expenses, which include travel and entertainment, insurance, auto, telephone and other expenses, were $487,004 for the year ended December 31, 2001 as compared to $753,890 for the year ended December 31, 2000. The decrease is attributable to the decreased sale and marketing efforts, a consolidation of administrative efforts, and the overall economic conditions of the country.

         Interest expense includes costs associated with working capital indebtedness.

         As a result of the foregoing factors, the Company incurred losses of $1,283,650 or ($.11) per common share for the year ended December 31, 2001 as compared to a loss of $1,565,612 or ($.23) per share for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001, the Company had a stockholders' deficiency of $997,317. Since our inception, we have incurred losses of approximately $4,336,000. The Company's operations and growth have been funded by the sale of common stock with gross proceeds of approximately $1,000,000 and working capital borrowings amounting to $300,000. These funds were used for working capital and capital expenditures. The Company has no material commitments for capital expenditures. The Company believes that it has sufficient liquidity to meet all of its cash requirements for the next twelve months through cost reductions and increased marketing efforts together with additional proceeds from common stock sales. A key element of the Company's strategy is to continue to expand its sales force and to evaluate opportunities to expand through acquisition of companies engaged in similar and related complementary businesses. Any such acquisitions will require additional capital, although there can be no assurances that any acquisitions will be completed. Also the Company believes that additional funding will be necessary to expand its market share.

         Net cash used in operations in the 2001 period was $128,343 compared to cash used in operations of $492,855 in 2000. The difference is primarily attributable to a decrease in our net loss for the year ended December 31, 2001 as compared to 2000.

         Net cash used in investing activities in the 2001 period was $3,592 compared to net cash used in investing activities of $25,007 in the 2000 period. This difference was attributable to fewer acquisitions of property and equipment.

         Net cash provided by financing activities in the 2001 period was $131,935 as compared to net cash provided by financing activities of $514,512 in the 2000 period.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ---------------------------------------------------------------

         NONE

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         ---------------------------------------------------------------

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

     NAME                     AGE          POSITIONS HELD
     ----                     ---          --------------

Roland L. Breton               52          CEO/President and director

Alfred Tracy III               40          Secretary and director

Gary R. Morgan                 57          Director

         ROLAND L. BRETON has served as CEO/ President and director since October 2001 and has served as President and director since March 1998. Between September 1996 and December 1998 Mr. Breton served as Director and President of Olympus Ventures, Inc. Between November 1995 and September 1996, Mr. Breton was President of Olympus Mills, Inc., the manufacturing division of Olympus Ventures, Inc. Between October 1993 and November 1995 he served as Executive Vice President of Madison Group Associates, Inc., an entertainment and fitness company.

         ALFRED TRACY III has served as secretary and director since September 2001. Mr. Tracy has an extensive background in software engineering, project management, and program management. Most recently, he has held the position of Director of Solutions for Technisource Inc. During his tenure at Technisource, Mr. Tracy was responsible for helping to increase sales from $10 Million to its 1999 volume of $146 Million. Mr. Tracy received his Bachelor of Science Degree in Computer Science from The University of North Florida, and a Master of Science Degree in Computer Science from Florida State University.

         GARY R. MORGAN has served as Chairman of the Board and Treasurer since inception in March 1998 and Chief Executive Officer since December 1998 until his resignation in October 2001.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company's knowledge, all reports required to be filed were timely filed in fiscal year ended December 31, 2001.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

         The following table sets forth information relating to the compensation paid by Dynamic Imaging during the past fiscal year (Dynamic Imaging was not in existence during any other fiscal year) to its Chief Executive Officer and President. Each of the executives agreed to waive his salary and, consequently, did not earn any compensation during the fiscal year ended December 31, 1998, 1999. The company was unable to pay executive salaries during the years 2000, and 2001 and Mr. Breton, Mr. Morgan, and Mr. Tracy have all opted to accept company stock as payment for their accrued salaries.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                           Annual Compensation     Long-Term Compensation Awards
                          ---------------------    --------------------------
                                                   Annual         Restricted
Name and Principal                                 Compen-       StockOptions/
    Position              Year    Salary  Bonus    sation          Award(s)
       (a)                (b)      (c)     (d)      (e)              (f)
------------------------  ----- --------- -----   ---------      -------------

Roland Breton, President  1999  $ 120,000  -0-       -0-            300,000
                          2000  $ 120,000  -0-     120,000          300,000
                          2001  $  96,000  -0-      96,000          800,000

Alfred Tracy III          2001  $ 116,000  -0-     116,000          500,000
Secretary


EMPLOYMENT AGREEMENTS

         In February 1998, Mr. Breton and Mr. Morgan entered into five year employment agreements with Dynamic Imaging, which entitled each of them to receive an annual base salary of $120,000 plus a bonus equal to 2.5% of Dynamic Imaging's total revenues for each year of the agreement with a maximum of 10% of gross profit. Each of the employment agreements also provides for the grant of options to purchase an aggregate of 1,500,000 shares at an exercise price of $.80 per share in five equal annual installments each year of employment commencing February 28, 2000 (for an aggregate of 3,000,000 shares). The options expire seven years from their date of vesting. The employment agreements also provide for an expense allowance equal to 10% of the base salary. The agreements further provide for an increase of at least 10% per year in the base salary amounts, and include non-compete and confidentiality provisions. The executive officer agreed to waive his salary for the period from February 1998 to February 1999. As of August 24, 2001 all of the company's executives agreed to a buyout of their existing contracts leading to the resignation of Mr. Morgan and the appointment of Mr. Tracy as secretary. On August 31, 2001 Mr. Breton entered into a one year contract at $48,000 per year with and additional bonus of 30% of the net profits up to a maximum of $150,000 per year and 6% of the net profit thereafter. The executive will receive a stock option at par value for 500,000 shares of common. On August 31, 2001, Mr. Tracy entered into a one year contract at $48,000 per year with and additional bonus of 20% of the net profits up to a maximum of $120,000 per year and 4% of the net profit thereafter. The executive will receive a stock option at par value for 500,000 shares of common.

STOCK OPTIONS

                             OPTION/SAR GRANTS IN LAST FISCAL YEAR
----------------------------------------------------------------------------------------------------------

Individual Grants                               Potential Realizable          Alternative
                                                      Value At                     To
                                               Assumed Annual Rates Of        (f) and (g):
                                                       Stock                   Grant Date
                                                Price Appreciation For            Value
                                                       Option
                                                        Term
----------------------------------------------------------------------------------------------------------
                              Percent of
               Number Of        Total
               Securities     Options/
               Underlying    SARs Granted  Exercise Of  Grant Date/
               Options/SARs  To Employees  Base Price   Expiration
Name            Granted(#)   In Fiscal     (S/Sh)          Date        5% ($)     10% ($)     Value $
(a)                (b)         Year          (d)           (e)          (f)         (g)         (h)
                                (c)
----------------------------------------------------------------------------------------------------------
Gary Morgan      900,000       100%         .80          2005/2010      N/A         N/A         N/A
----------------------------------------------------------------------------------------------------------
Roland Breton    900,000       100%         .80          2005/2010      N/A
Roland Breton    500,000         0%         .001         2005/2010      N/A         N/A         N/A
----------------------------------------------------------------------------------------------------------
Alfred Tracy     500,000         0%         .001         2005/2010      N/A         N/A         N/A
----------------------------------------------------------------------------------------------------------

         Mr. Breton and Mr. Morgan were granted options to purchase an aggregate amount of 1,500,000 shares of Dynamic Imaging's common stock each pursuant to employment agreements. The options are exercisable at $.80 per share, and vest in five equal annual installments of 300,000 shares beginning on February 28, 2000 and are exercisable for a period of seven years from the date of vesting. The contracts were terminated with only 900,000 shares vested. The existing contracts of Mr. Breton and Mr. Tracy include options of 500,000 shares to each executive at the end of each year.

OPTION EXERCISES AND HOLDINGS

         The following table sets forth information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 2001, of each person named in the summary compensation table and the unexercised options held as of the end of the 2001 fiscal year.

                  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                        OPTION/SAR VALUES
------------------------------------------------------------------------------------------------
                                                               Number of            Value Of
                                                               Securities          Unexercised
                                                               Underlying         In-The-Money
                                                              Unexercised         Options/SARs
                                                             Options/SARs       At Fiscal Year-
                                Shares                    At Fiscal Year-End          End
                              Acquired On         Value      Exercisable/        Exercisable/
          Name                 Exercise         Realized     Unexercisable       Unexercisable
------------------------------------------------------------------------------------------------
Gary Morgan, director            N/A               N/A         900,000/0               N/A
 -----------------------------------------------------------------------------------------------
Roland Breton, CEO/President     N/A               N/A      900,000/500,000            N/A
------------------------------------------------------------------------------------------------
Alfred Tracy III Secretary       N/A               N/A         0/500,000               N/A
------------------------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The following table sets forth information as of April 15, 2002, with respect to the beneficial ownership of shares of common stock by (i) each officer and director, (ii) each person or entity known by Dynamic Imaging to be the owner of more than 5% of the outstanding shares of common stock, or to be and (iii) all officers and directors as a group. The address of each person is c/o Dynamic Imaging Group, Inc., 3428 North Ocean Boulevard, Fort Lauderdale, Florida 33308. There were 35,140,027 shares of Dynamic Imaging's common stock issued and outstanding as of April 16, 2002.

                                                      Approximate
                                                     Percentage of
                                 No. of            Outstanding Shares
Name                             Shares            Beneficially Owned
----                             ------            ------------------
Gary R. Morgan                   5,853,000               15.8%
Roland L. Breton                 6,492,125               17.6%
Alfred Tracy                     3,127,900                9.0%
Hi Tech Expos                    4,941,175               14.1%
                                ==========              ======
All Officers and Directors      15,473,025               42.4%
as a Group (3 persons)
--------------------

         Gary Morgan is a director of Dynamic Imaging. Includes 4,953,000 shares of common stock held by NRP Partners, Inc., a corporation which Mr. Morgan serves as President. Also includes options to purchase 900,000 shares of common stock exercisable at a purchase price of $.80 per share, which options become exercisable February 28, 2002 which vest in three equal annual installments commencing February 28, 2002 and are exercisable for a period of seven years from the date of vesting.

         Roland Breton is CEO/President and director. Includes 1,000,000 shares of common stock held by his spouse and 4,592,125 shares of the Company's common stock held by A.R. Fortune, a corporation controlled by his spouse. Mr. Breton disclaims beneficial ownership of the shares owned by his spouse and A.R. Fortune. Also includes options to purchase 900,000 shares of common stock exercisable at a purchase price of $.80 per share, which options become exercisable February 28, 2002 which vest in three equal annual installments commencing February 28, 2002, and are exercisable for a period of seven years from the date of vesting. Does not include the options on 500,000 shares that become available in September 2002.

         Alfred Tracy III is Secretary and director. Includes 3,127,900 shares of common stock held by his father. Mr. Tracy disclaims beneficial ownership of the shares owned by his father. Does not include the options on 500,000 shares that become available in September 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

         Mr. Breton advanced funds to the Company. The advances are non-interest bearing and are payable on demand. At December 31, 2001, advances to the Company amounted to $55,500.


                                    PART III

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS    DESCRIPTION OF DOCUMENT
--------    -----------------------

3.1         Articles of Incorporation of Dynamic Imaging Group, Inc.*

3.2         Bylaws of Dynamic Imaging Group, Inc.*

10.1 Employment Agreement between Dynamic Imaging Group, Inc. and Roland Breton dated August 31, 2001.

10.2 Employment Agreement between Dynamic Imaging Group, Inc. and Alfred Tracy III dated August 31, 2001.

10.3 Lease Agreement between Dynamic Imaging Group, Inc. and Luisa Certain and Maria Certain dated November 19, 1998.*

10.4 Lease Agreement between Dynamic Imaging Group, Inc. and Luisa Certain and Maria Certain dated May 1, 1998.*

23.         Subsidiaries.*

--------------
* Incorporated by reference to this Exhibit No. on Registrants Registration Statement on Form 10-SB.*

*           Previously filed.

REPORTS ON FORM 8-K
-------------------

         None
                                  SIGNATURES
                                  ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               DYNAMIC IMAGING GROUP, INC.


April 15, 2002                                 By:/s/ Roland L. Breton
                                                  --------------------
                                                  Roland L. Breton
                                                  Chief Executive Officer

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


April 15, 2002                                 By: /s/ Roland L. Breton
                                                   --------------------
                                                   Roland L. Breton
                                                   Director

April 15, 2002                                 By: /s/ Alfred Tracy III
                                                   --------------------
                                                   Alfred Tracy III
                                                   Director and Secretary

                   DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2001 and 2000

                                    CONTENTS



Report of Independent Certified Public Accountants...........................F-2

Consolidated Financial Statements:

    Consolidated Balance Sheet...............................................F-3

    Consolidated Statements of Operations....................................F-4

    Consolidated Statement of Stockholders' Equity (Deficit).................F-5

    Consolidated Statements of Cash Flows....................................F-6

Notes to Consolidated Financial Statements............................F-7 - F-19

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Dynamic Imaging Group, Inc. and Subsidiary
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of Dynamic Imaging Group, Inc and Subsidiary as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynamic Imaging Group, Inc. and Subsidiary, as of December 31, 2001, and the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company experienced a loss from operations totaling $4,156,297 since inception, has cash used in operations of $128,343 in 2001, and has a working capital deficiency of $1,082,157 at December 31, 2001. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/
Feldman Sherb & Co., P.C.

Certified Public Accountants
New York, New York

April 14, 2002

                   DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2001


                                     ASSETS

CURRENT ASSETS:
    Accounts Receivable
        (Net of Allowance for Doubful Accounts of $65,000) ........ $     6,526
    Inventories ...................................................       3,793
                                                                    -----------

        Total Current Assets ......................................      10,319

PROPERTY AND EQUIPMENT - Net ......................................      85,468

MARKETABLE EQUITY SECURITIES ......................................       2,000
DUE FROM RELATED PARTY ............................................       7,524
SECURITY DEPOSITS .................................................       1,425
                                                                    -----------

        Total Assets .............................................. $   106,736
                                                                    ===========


                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Note and Debenture Payable .................................... $   500,400
    Accounts Payable and Accrued Expenses .........................     274,178
    Accrued Salaries ..............................................     184,867
    Payroll Taxes Payable .........................................      72,359
    Customer Deposits .............................................      16,749
    Due to Related Party ..........................................      55,500
                                                                    -----------

        Total Current Liabilities .................................   1,104,053
                                                                    -----------


STOCKHOLDERS' DEFICIT:
    Preferred Stock (No Par Value; 4,000,000 Shares
        Authorized; No Shares Issued and Outstanding) .............           -
    Series A Convertible Preferred Stock (No Par Value; 6,000,000
        Shares Authorized; 498,350 Shares Issued and Outstanding) .      49,835
    Common Stock ($.001 Par Value; 50,000,000 Shares Authorized;
        12,086,857 Shares Issued and Outstanding ) ................      12,087
    Common Stock Issuable (11,452,900 Shares) .....................      11,453
    Additional Paid-in Capital ....................................   3,296,678
    Accumulated Deficit ...........................................  (4,335,370)
    Less: Subscriptions Receivable ................................     (10,000)
    Less: Unrealized Loss on Investment ...........................     (22,000)
                                                                    -----------

        Total Stockholders' Deficit ...............................    (997,317)
                                                                    -----------

        Total Liabilities and Stockholders' Deficit ............... $   106,736
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                   DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         For the Year ended
                                                            December 31,
                                                     ---------------------------
                                                         2001           2000
                                                     -------------  ------------
NET SALES .........................................  $    417,960   $ 1,134,380

COST OF SALES .....................................       110,144       290,655
                                                     ------------   -----------

GROSS PROFIT ......................................       307,816       843,725
                                                     ------------   -----------

OPERATING EXPENSES:
    Consulting Fees ...............................       158,202       229,081
    Contract Labor ................................        66,056       348,117
    Depreciation and Amortization .................       193,171       161,447
    Professional Fees .............................        43,105        53,022
    Rent ..........................................        61,015        93,689
    Salaries ......................................       472,526       609,086
    Other Selling, General and Administrative .....       487,004       753,890
                                                     ------------   -----------

        Total Operating Expenses ..................     1,481,079     2,248,332
                                                     ------------   -----------

LOSS FROM OPERATIONS ..............................    (1,173,263)   (1,404,607)

OTHER EXPENSES:
    Interest Expense ..............................       106,442       161,005
                                                     ------------   -----------

        Total Other Expenses ......................       106,442       161,005
                                                     ------------   -----------

NET LOSS ..........................................    (1,279,705)   (1,565,612)

    Attribution of beneficial conversion
        feature on preferred stock ................        (3,945)            -
                                                     ------------   -----------

NET LOSS PER COMMON SHARES ........................  $ (1,283,650)  $(1,565,612)
                                                     ============   ===========


BASIC AND DILUTED:
    Net Loss Per Common Share .....................  $      (0.11)  $     (0.23)
                                                     ============   ===========

    Weighted Common Shares Outstanding ............    11,445,129     6,923,079
                                                     ============   ===========

See accompanying notes to consolidated financial statements.

                     DYNAMIC IMAGING, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                  For the Year Ended December 31, 2001 and 2000

                                                              Series A Covertrible        Common Stock        Common Stock Issuable
                                                                Preferred Stock         $.001 Par Value          $.001 Par Value
                                                               ------------------    ---------------------    ---------------------
                                                               Shares     Amount       Shares      Amount       Shares      Amount
                                                               -------    -------    ----------    -------    ----------    -------
Balance at December 31, 1999 ..............................          -    $     -     5,757,085    $ 5,757             -    $     -

Shares Issued in Connection with Sale of Restricted Stock .          -          -       478,800        479             -          -

Shares Issued in Connection with Acquisitions .............          -          -       683,000        683             -          -

Shares Issued in Connection with Note Payable .............          -          -       300,000        300             -          -

Shares Issued in Exchange for Debt ........................          -          -     1,047,802      1,048             -          -

Shares Issued in Exchange for Services ....................          -          -       242,000        242             -          -

Write-Off of Subscription Receivable ......................          -          -             -          -             -          -

Unrealized Loss on Investment .............................          -          -             -          -             -          -

Net Loss for the Year Ended December 31, 2000 .............          -          -             -          -             -          -
                                                               -------    -------    ----------    -------    ----------    -------

Balance at December 31, 2000 ..............................          -          -     8,508,687      8,509             -          -

Shares Issued in Connection with Sale of Restricted Stock .          -          -     1,600,000      1,600             -          -

Shares Issued in Exchange for Services ....................          -          -     1,653,170      1,653             -          -

Shares Issued for Debt ....................................          -          -       325,000        325             -          -

Common Shares Issuable for Services .......................          -          -             -          -     3,500,000      3,500

Common Shares Issuable for Debt ...........................          -          -             -          -     7,952,900      7,953

Shares Issued in Connection with Sale of Series A Preferred    498,350     49,835             -          -             -          -

Beneficial Interest on Note Payable .......................          -          -             -          -             -          -

Issuance of Common  Stock Options .........................          -          -             -          -             -          -

Net Loss for the Year Ended December 31, 2001 .............          -          -             -          -             -          -
                                                               -------    -------    ----------    -------    ----------    -------

Balance at December 31, 2001 ..............................    498,350    $49,835    12,086,857    $12,087    11,452,900    $11,453
                                                               =======    =======    ==========    =======    ==========    =======

                                    Continued

          See accompanying notes to consolidated financial statements.

                                      F-5A

                     DYNAMIC IMAGING, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (Continued)
                         For the Year Ended December 31,
                                  2001 and 2000

                                                                                             Unrealized                   Total
                                                              Additional      Accumulated     Loss on    Subscription  Stockholders'
                                                            Paid-in Capital     Deficit      Investment   Receivable      Deficit
                                                              -----------     -----------     --------     --------     -----------
Balance at December 31, 1999 ..............................   $ 1,317,443     $(1,490,053)    $      -     $ (7,500)    $  (174,353)

Shares Issued in Connection with Sale of Restricted Stock .       248,221               -            -            -         248,700

Shares Issued in Connection with Acquisitions .............       320,717               -            -            -         321,400

Shares Issued in Connection with Note Payable .............       134,700               -            -            -         135,000

Shares Issued in Exchange for Debt ........................       377,454               -            -            -         378,502

Shares Issued in Exchange for Services ....................       151,891               -            -            -         152,133

Write-Off of Subscription Receivable ......................        (7,500)              -            -        7,500               -

Unrealized Loss on Investment .............................             -               -      (22,000)           -         (22,000)

Net Loss for the Year Ended December 31, 2000 .............             -      (1,565,612)           -            -      (1,565,612)
                                                              -----------     -----------     --------     --------     -----------

Balance at December 31, 2000 ..............................     2,542,926      (3,055,665)     (22,000)           -        (526,230)

Shares Issued in Connection with Sale of Restricted Stock .        47,400               -            -            -          49,000

Shares Issued in Exchange for Services ....................       150,799               -            -            -         152,452

Shares Issued for Debt ....................................        12,675               -            -            -          13,000

Common Shares Issuable for Services .......................       136,500               -            -            -         140,000

Common Shares Issuable for Debt ...........................       310,163               -            -            -         318,116

Shares Issued in Connection with Sale of Series A Preferred             -               -            -      (10,000)         39,835

Beneficial Interest on Note Payable .......................        47,215               -            -            -          47,215

Issuance of Common  Stock Options .........................        49,000               -            -            -          49,000

Net Loss for the Year Ended December 31, 2001 .............             -      (1,279,705)           -            -      (1,279,705)
                                                              -----------     -----------     --------     --------     -----------

Balance at December 31, 2001 ..............................   $ 3,296,678     $(4,335,370)    $(22,000)    $(10,000)    $  (997,317)
                                                              ===========     ===========     ========     ========     ===========

          See accompanying notes to consolidated financial statements.

                                      F-5B

                   DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the Year Ended
                                                              December 31,
                                                       -------------------------
                                                          2001          2000
                                                       -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss ......................................... $(1,279,705) $(1,565,612)
    Adjustments to Reconcile Net Loss to Net Cash
        Flows Used in Operating Activities:
        Depreciation .................................      29,109       30,509
        Amortization of Goodwill .....................     164,062      130,938
        Common Stock and Options Issued for Services .     341,452      152,133
        Interest Expense Recognized for Issuance of
           Common Stock ..............................           -      135,000
        Allowance for Doubtful Accounts ..............           -      299,350
        Beneficial Interest on Note Payable ..........      47,215            -

        (Increase) Decrease in:
           Accounts Receivable .......................      51,394     (329,484)
           Inventories ...............................      25,045       (7,775)
           Due from Related Parties ..................         (55)      81,672
           Security Deposits .........................       1,565            -

        Increase (Decrease) in:
           Accounts Payable and Accrued Expenses .....     103,433      117,403
           Accrued Salaries ..........................     338,575      360,409
           Payroll Taxes Payable .....................      19,560       52,799
           Customer Deposits .........................           -         (690)
           Due to Related Party ......................      30,007       50,493
                                                       -----------  -----------
Net Cash Flows Used in Operating Activities ..........    (128,343)    (492,855)
                                                       -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash from Acquisition ............................           -        1,276
    Acquisition of Property and Equipment ............      (3,592)     (26,283)
                                                       -----------  -----------
Net Cash Flows Used in Investing Activities ..........      (3,592)     (25,007)
                                                       -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in Bank Overdraft .......................      (3,412)       3,412
    Proceeds from Notes Payable ......................      46,512      255,900
    (Increase) Decrease in Subscriptions Receivable ..           -       30,500
    Proceeds from Issuance of Preferred Stock ........      39,835            -
    Proceeds from Issuance of Common Stock ...........      49,000      224,700
                                                       -----------  -----------
Net Cash Flows Provided by Financing Activities ......     131,935      514,512
                                                       -----------  -----------

Net Increase (Decrease ) in Cash .....................           -       (3,350)

Cash - Beginning of Year .............................           -        3,350
                                                       -----------  -----------
Cash - End of Year ................................... $         -  $         -
                                                       ===========  ===========
SUPPLEMENTAL INFORMATION:
    Cash Paid During Year for:
        Interest and Taxes ........................... $     3,000  $         -
                                                       ===========  ===========
Issuance of Common Stock for Acquisition ............. $         -  $   295,000
                                                       ===========  ===========
Issuance of Common Stock for Marketable Equity
    Securities ....................................... $         -  $    24,000
                                                       ===========  ===========
Issuance of Common Stock in Exchange for Debt ........ $   331,116  $   378,502
                                                       ===========  ===========
Conversion of Accounts Payable to Note Payable ....... $         -  $   232,988
                                                       ===========  ===========
Write off of Subscription Receivale to Paid in
    Capital .......................................... $         -  $     7,500
                                                       ===========  ===========
Unrealized Loss on Investment in Marketable
    Equity Securities ................................ $         -  $    24,000
                                                       ===========  ===========
Details of Acquisition:
    Fair value of assets ............................. $         -  $    26,777
        Liabilities ..................................           -         (377)
        Common stock issued ..........................           -      (26,400)
                                                       -----------  -----------
    Net cash paid for acquisition .................... $         -  $         -
                                                       ===========  ===========

See accompanying notes to consolidated financial statements.

                   DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Dynamic Imaging Group, Inc. (the "Colorado Company") was incorporated on March 27, 1998 under the laws of the State of Colorado. The Colorado Company is authorized to issue 5,000,000 shares of its no par common stock

Dynamic Imaging Group, Inc. (The "Florida Company") was organized under the law of the State of Florida during January 1999. The Florida Company's articles of incorporation provide for the issuance of 100,000,000 shares of its $.001 par value common stock and 10,000,000 shares of its no par value preferred stock. During January 1999, all of the issued and outstanding stock of the Colorado Company was exchanged for all of the shares of the issued and outstanding common stock of the Florida Company. The accompanying financial statements give retroactive effect to the exchange of common stock. The Colorado Company and the Florida Company are hereinafter referred to collectively as the Company.

The Company is engaged in the sale, marketing and rental of portable show displays, accessories and graphics through an independent network of outlets throughout the United States. The Company maintains its principal business operations in Fort Lauderdale, Florida.

BASIS OF PRESENTATION

The consolidated statements include the accounts of Dynamic Imaging Group, Inc. and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated.

REVENUE RECOGNITION

Revenues from display sales are recognized upon shipment to the customer. Revenues from graphic sales are recognized upon job completion. The Company records revenues from display rentals when the rentals are completed and billed.

FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheet for cash, accounts receivables, accounts payable, and accrued liabilities, and notes payable approximates fair market value due to the immediate or short-term maturity of these financial instruments.

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

                   DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CASH AND CASH EQUIVALENTS

For the purpose of the balance sheet and statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

GOODWILL

Goodwill, which represented the cost in excess of net assets of business acquired were recorded and were to be amortized over a five-year period. The Company periodically evaluates the carrying amount of goodwill to recognize and measure the possible impairment of these assets. As of December 31, 2001 and 2000, the Company determined that the carrying value of its goodwill was impaired due to continuing losses. Also, future positive cash flows could not be estimated. Accordingly, the Company recorded a loss from goodwill impairment, which has been included in amortization expense. For the year ended December 31, 2001 and 2000, amortization expense amounted to $164,062 and $130,937.

INVENTORIES

Inventories, consisting of displays and display accessories, is stated at the lower of cost or market utilizing the first-in, first-out method.

GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company incurred net losses since inception of $4,339,315, has cash used in operations of $128,343 in 2001, has a working capital deficiency of $1,093,734 at December 31, 2001, is in default on notes payable, and has unpaid payroll taxes. The ability of the Company to continue as a going concern is dependent on achieving profitable operations and obtaining additional equity and/or debt financing. Management's plans include finding additional revenue sources and the seeking of merger candidates. The Company also needs financing to complete its plans and will pursue obtaining funding through private placements of debt or equity offerings. There can be no assurance that the Company's efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                   DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                   DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT PRONOUNCEMENTS (Continued)

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial statements.

Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations", pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the future implementation of SFAS 144 will not have a material effect on the Company's financial position, results of operations or liquidity.

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2001, property and equipment and related accumulated depreciation consisted of the following:

               Furniture and fixtures .......   $  12,036
               Machinery and Equipment ......      52,085
               Displays .....................      77,679
               Leasehold Improvements .......       9,153
                                                ---------
                                                  150,953

               Less: Accumulated depreciation     (65,485)
                                                ---------

               Total ........................   $  85,468
                                                =========

For the years ended December 31, 2001 and 2000, depreciation expense amounted to $29,109 and $30,510, respectively.

                   DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2001

NOTE 3 - MARKETABLE EQUITY SECURITIES

Marketable equity securities are classified into one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are acquired and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold to maturity. All other securities not included in the trading and held-to-maturity categories are available-for-sale securities. Management determines the appropriate classifications of marketable equity securities at the time they are acquired and evaluates the continuing appropriateness of the classification at each balance sheet date. At December 31, 2000, the Company held only available-for-sale securities, which are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' deficit. As of December 31, 2001, the Company recorded an unrealized loss on marketable equity securities of $22,000.

NOTE 4 - NOTES PAYABLE

The Company has a note payable to an unaffiliated third party. The note is non-interest bearing, non-collateralized, and was due on April 1, 2000. As of December 31, 2001, the note payable to this third party amounted to $50,000. In connection with the note payable, the Company issued 50,000 restricted common shares in 1999. Since the note was not repaid on April 1, 2000, a penalty of 50,000 shares per month was paid to the third party. During fiscal year 2000, the Company issued 300,000 shares of common stock in accordance with this note agreement. These shares were valued at fair value ranging from $.40 to $.50 per share. As of April 1, 2002, the note had not been repaid. No additional common shares were issued during the year ended December 31, 2001. Interest has been imputed on this note at 12% per annum.

On July 10, 2000, the Company signed a convertible debenture and borrowed $27,826 from a third party. The entire outstanding debt plus interest aggregating $65,000 was due and payable on October 10, 2000. The aggregate debt amounting to $65,000 was convertible, upon default, at the option of the lender, into shares of the Company's common stock. On September 22, 2000, the third party converted the entire debenture into 226,087 shares of common stock at a conversion price of $.285, which represents fair value.

On September 7, 2000, the Company signed a convertible debenture and borrowed $50,000 from a third party. Interest has been imputed at 12% per annum. The entire outstanding debt plus interest was due and payable on March 7, 2001. The aggregate debt is convertible, upon default, at the option of the lender, into shares of the Company's common stock at a conversion price of $1.00 per share. As of April 1, 2002, this note had not been repaid.

On November 28, 2000, the Company signed a notes payable with a bank. The note amounting to $75,174 at December 31, 2001 is payable in 60 monthly installments of $1,742 including interest at prime plus 3.28% per annum (12.78% on December 31, 2001). The note is payable on or before January 16, 2005. Certain equipment collateralizes the note. Currently, the Company is in default on this note. Additionally, the Company has a line a credit with the same bank in the amount of $25,000. The line of credit bears interest at prime plus 2% and is payable on demand. As of December 31, 2001, the line of credit balance was $19,773.

The Company has a note payable to an individual. This note bears interest at prime plus 2% (11.5% at December 31, 2001) is non-collateralized, and is payable on demand. As of December 31, 2001, note payable to this individual amounted to $18,250.

On August 8, 2000, the Company converted a vendor's accounts payable balance amounting to $232,988 to a note payable. The note bears interest at 12% per annum was payable in full on February 15, 2001. The Company is currently in default on this note.

                   DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2001

NOTE 4 - NOTES PAYABLE (Continued)

The Company has a note payable to an individual. This note is non-interest bearing, is non-collateralized, and is payable on demand. As of December 31, 2001, note payable to this individual amounted to $7,000.

On November 7, 2001, the Company signed a loan agreement with a third party, whereby the Company can borrow up to $300,000. The outstanding balance of $47,215 at December 31, 2001 is convertible, at default, or at the option of the lender into the Company's common shares at a conversion price of $.02 per common share or an aggregate of 2,360,750 shares at December 31, 2001. The loan bears interest at an annual rate of 12% and is payable on demand. The beneficial conversion feature present in the issuance of the notes payable as determined on the date funds were received under the loan agreement totaled $47,215 and was recorded as interest expense and additional paid-in capital. As of December 31, 2001, no conversion had occurred.

NOTE 5 - ACQUISITIONS

During January 2000, the Company acquired 100% of the outstanding stock of Digi of Fort Lauderdale, Inc. in exchange for 33,000 shares of Company stock with a fair value of $26,400. The Company accounted for this acquisition using the purchase method of accounting. The purchase price equaled the fair value of net liabilities assumed. The results of operations of Digi of Fort Lauderdale, Inc. are included in the accompanying financial statements from January 1, 2000 (effective date of acquisition) to June 30, 2000. On July 1, 2000, the Company sold 50% of its interest in Digi of Fort Lauderdale, Inc. to a third party and entered into a joint venture agreement. The joint venture ceased operations during the third quarter of fiscal 2000.

On May 15 2000, the Company acquired 100% of the outstanding stock of Peerless Solutions, Inc. (Peerless) in exchange for 350,000 shares of Company stock with a fair value of $175,000. As part of the acquisition, Peerless changed its name to DIGI eSolutions, Inc. (eSolutions). In addition to these shares, the Peerless shareholders are entitled to receive from the Company no later than June 30, 2003, his or her proportionate shares of contingent shares of common stock of the Company. Said shares bear a restrictive Rule 144 legend according to the Securities Act of 1933. The number of contingent shares is determined by dividing the Contingent Sum by the Stipulated Value. The Contingent Sum is equal to Five (5) times the average annual net earnings of eSolutions determined for each of the following thirteen (13) and twelve (12) month periods beginning on May 1, 2000 and ending on May 31, 2003. Peerless provides businesses with a wide range of e-commerce services including development of business to business applications and state of the art web technology. The Company accounted for this acquisition using the purchase method of accounting. The purchase price exceeded the fair value of net liabilities assumed by $175,000. As of May 15, 2000, eSolutions did not have assets, liabilities or operations. The excess was applied to goodwill and was being amortized on a straight-line basis over 10 years. As of December 31, 2001, the Company determined that the carrying value of its goodwill was impaired since eSolutions had an accumulated deficit of approximately $200,000 and future positive cash flows could not be estimated. Accordingly, the Company wrote off all remaining capitalized software costs of $146,562 to amortization expense.

On August 24, 2000, the Company acquired 100% of ePublishing, Inc. in exchange for 300,000 shares of common stock with a fair value of $120,000. ePublishing was a concept company that was to provide a service acknowledging professionals in assorted categories through Who'sWhoDigest.com. The Company accounted for this acquisition using the purchase method of accounting. As of August 24, 2000, ePublishing did not have assets or liabilities. The excess had been applied to goodwill and was being amortized on a straight-line basis over 10 years. In December 31, 2000, the Company abandoned its plans for this company. Accordingly, as of December 31, 2000, the Company wrote off all goodwill associated with this acquisition amounting to $120,000.

                   DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2001

NOTE 6 - INCOME TAXES

Current income taxes are computed at statutory rates on pretax income. Deferred taxes would be recorded based on differences in financial statements and taxable income. At December 31, 2001, the Company had elected to carry forward net operating losses for federal and state income tax purposes of approximately $2,400,000 that are available to reduce future taxable income through 2016. As utilization of such operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. These operating losses may be limited to the extent an "ownership change" occurs.

The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes is as follows:
                                                   2001         2000
                                                ---------    ---------
      Tax benefit computed at statutory rates   $(118,000)   $(536,000)

      Income tax benefit not utilized .......     118,000      536,000
                                                ---------    ---------

      Net income tax benefit ................   $       -    $       -
                                                =========    =========

The components of the deferred tax asset as of December 31, 2001 are as follows:

                                                      2001
                                                   ---------
               Deferred Tax Asset:
                 Net Operating Loss Carryforward   $ 912,000

                 Less: Valuation Allowance .....    (912,000)
                                                   ---------

               Net Deferred Tax ................   $    --
                                                   =========

NOTE 7 - RELATED PARTY TRANSACTIONS

DUE FROM RELATED PARTIES

The Company advanced funds to a company affiliated through common officers and a former officer of the Company. The advances are non-interest bearing and are payable on demand. At December 31, 2001, advances to these officers amounted to $7,524.

DUE TO RELATED PARTY

An officer of the Company advanced the Company funds for operations. At December 31, 2001, the Company owed this related company $55,500. These amounts are non-interest bearing, non-collateralized, and are payable on demand.

                   DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2001

NOTE 8 - STOCKHOLDERS' DEFICIT

PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of Preferred Stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

In October 2001, 6,000,000 shares of the Company's authorized but undesignated preferred stock was designated as Series A Convertible Preferred Stock ("Series A Stock"). During the fourth quarter of 2001, the Company issued 498,350 shares of its Series A Stock to certain accredited investors in a private offering for proceeds of $49,835 or $.10 per share. One year after the issuance of the Series A Stock, each share of Series A Stock is convertible into that number of shares of common stock equal to the number of shares of Series A Stock being converted time $1.50 divided by the market price of common stock, which is the average of the highest closing bid and lowest closing asked price of the common stock for the ten (10) trading days, as defined, immediately preceding the conversion date. The beneficial conversion feature present in the issuance of the Series A Stock as determined on the date of issuance of the Series C Stock totaled $49,835 and was treated as a reduction in earnings available (increase in loss attributable) to common stockholders over the period from the date of issuance of the Series A Stock to the earliest date such shares may be converted. Holders of Series A Stock are not entitled to receive dividends. Additionally, Series A Stock has no voting power.

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

On May 15, 2000, the Company entered into a stock exchange and plan of reorganization agreement with Peerless Solutions, Inc. The Company agreed to exchange 350,000 shares of its common stock for 100% of Peerless Solutions, Inc. These shares were valued at approximately $.50 per share, the fair values.

During June 2000, the Company issued 150,000 shares of common stock as payment of interest expense on a note payable. These shares were valued at approximately $.50 per share, the fair values.

                   DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2001

NOTE 8 - STOCKHOLDERS' DEFICIT (Continued)

COMMON STOCK (Continued)

During May and June 2000, the Company issued 101,500 shares of common stock in exchange for professional services rendered. These shares were valued at $.50 per share, the fair values, and charged to operations.

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

The Company has reserved 310,650 shares of common stock in the name of a vendor as collateral for accounts payable and a notes payable balances amounting to approximately $300,000 as of December 31, 2001.

During fiscal 2001, the Company issued 1,600,000 shares of restricted common stock for proceeds of $49,000.

During fiscal 2001, the Company issued 1,653,170 shares of common stock in exchange for professional services rendered. These shares were valued at a fair market value amount ranging from $.04 to $.20 per share, for an aggregate of $152,452 and were charged to operations.

                   DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2001

NOTE 8 - STOCKHOLDERS' DEFICIT (Continued)

COMMON STOCK (Continued)

During June 2001, the Company issued 325,000 shares of common stock for debt amounting to $13,000. The shares were valued at $.04 per share.

During December 2001, the Company agreed to issue 7,952,900 restricted shares of its common stock in full satisfaction of accrued salaries and debt amounting to $318,116. These shares were valued at $.04 per share, the fair values. As of December 31, 2001, the shares had not been issued. The shares are included in common stock issuable at December 31, 2001.

In connection with the termination of certain employment agreements with certain Company officers and former officers, the Company's issued 3,500,000 shares of common stock. These shares were valued at a fair market value of $.04 per share, for an aggregate of $140,000 and charged to operations. As of December 31, 2001, the shares had not been issued. The shares are included in common stock issuable at December 31, 2001.

STOCK OPTIONS

On August 31, 2001, in connection with employment agreements, the Company granted options to purchase an aggregate of 1,000,000 shares of common stock to two officers of the Company. The options are exercisable at a per share prices of $.001 (par value), which was below the fair market value of the common stock at the grant date. An expense of $49,000 was recognized immediately based in the intrinsic value method under APB 25.

The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options with the following assumptions used for grants during the year ended December 31, 2001 and 2000. The per-share weighted average fair value of stock options granted during 2001 and 2000 was $0.001 and $0.00, respectively, on the date of grant using the Black-Scholes pricing model and the following assumptions:

                                             Years Ended December 31,
                                               2001            2000
                                               ----            ----
            Expected dividend yield .........    0%              0%
            Risk-free interest rate .........  5.0%            5.5%
            Annualized volatility ...........  150%            150%
            Expected life, in years .........    5               5

Stock option activity for the years ended December 31, 2001 and 2000 is summarized as follows:
                                         Number of      Weighted average
                                          shares         exercise price
                                         ---------         ---------
Outstanding at December 31, 1999         2,700,000         $    0.80
    Granted ....................                 -                 -
    Exercised ..................                 -                 -
    Canceled ...................          (800,000)            (0.80)
                                         ---------         ---------

Outstanding at December 31, 2000         1,800,000              0.80
    Granted ....................         1,000,000             0.001
    Exercised ..................                 -                 -
    Canceled ...................                 -                 -
                                         ---------         ---------

Outstanding at December 31, 2001         2,800,000         $    0.51
                                         =========         =========

                   DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2001

NOTE 8 - STOCKHOLDERS' DEFICIT (Continued)

STOCK OPTIONS (Continued)

The following table summarizes the Company's stock options outstanding at December 31, 2001:

                               Options outstanding                   Options exercisable
                       -------------------------------------     --------------------------
                                      Weighted      Weighted                       Weighted
                                       average      average                        average
    Range of                          remaining     exercise                       exercise
 exercise price         Number          life         price          Number          price
----------------       ---------      ---------     --------     -----------       --------
    $ 0.001            1,000,000        10.00       $  0.001       1,000,000        $ 0.001
       0.80            1,800,000         7.50          0.800       1,800,000           0.80
                       ---------                                   ---------

                       2,800,000                                   2,800,000
                       =========                                   =========

The Company applies APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options. As a result no compensation expense has been recognized for employee and director stock options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have been reported as follows:
                                             Years Ended December 31,
                                            2001                 2000
                                        ------------         ------------
Net loss:
 As reported .........................  $(1,283,650)        $(1,565,612)
 Pro forma ...........................   (1,283,650)         (1,565,612)

Diluted loss per common share:

 As reported .........................  $     (0.11)        $     (0.23)
 Pro forma ...........................        (0.11)              (0.23)

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

Information with respect to these reportable business segments for the year ended December 31, 2001 and 2000 is as follows:

                                       For the Year Ended December 31, 2001
                                  ----------------------------------------------
                                   Trade Show
                                  Displays and     E-commerce       Consolidated
                                    Graphics       Solutions           Total
                                  ------------     ----------       ------------
Net Sales ..................      $   281,739       $ 136,221       $   417,960
Costs and Operating Expenses        1,291,556         299,667         1,591,223
Interest Expense ...........          106,442               -           106,442
                                  -----------       ---------       -----------
Net Loss ...................      $(1,116,259)      $(163,446)      $(1,279,705)
                                  ===========       =========       ===========

                   DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2001

NOTE 9 - SEGMENT INFORMATION (Continued)

                                       For the Year Ended December 31, 2000
                                  ----------------------------------------------
                                   Trade Show
                                  Displays and     E-commerce       Consolidated
                                    Graphics       Solutions           Total
                                  ------------     ----------       ------------
Net Sales ..................      $   704,892       $ 429,488        $1,134,380
Costs and Operating Expenses        2,072,883         466,104         2,538,987
Interest Expense ...........          161,005               -           161,005
                                  -----------       ---------       -----------
Net Loss ...................      $(1,528,996)      $ (36,616)      $(1,565,612)
                                  ===========       =========       ===========

NOTE 10 - COMMITMENTS

EMPLOYMENT AGREEMENTS

During February 1998, the Company entered into five (5) year employment agreements with two officers and an employee of the Company. The agreements provide for (i) an annual base salary of $120,000, plus a discretionary expense account equal to 10% of the base pay and (ii) a bonus equal to 2.5% of the Company's gross receipts for each year of the agreement, to a maximum of 10% of the gross profits. Additionally, these officers were granted options to acquire 300,000 shares of common stock of the Company per calendar year in each year of employment at an exercise price of $.80 per share. In October 2000, the employee of the Company terminated his employment. Accordingly, the Company cancelled the employee's employment agreement and cancelled all options related to this employee. In August 2001, the remaining employment agreements and options in place were cancelled for the issuance of 3,500,000 shares of common stock. On August 31, 2001, the Company entered into three new employment agreements with certain officers and an employee. The employment agreements are for one year commencing August 31, 2001 to August 2002. The agreements automatically extents at the end of its term for an additional one-year period unless terminated. The agreements provide for (i) an annual base salary of $48,000, and (ii) bonuses ranging from 20% to 30% of the Company's net profits, subject to limitations as defined.

UNPAID PAYROLL TAXES

As of December 31, 2001, the Company has not paid payroll taxes to the Internal Revenue Service amounting to $72,359. In event of non-payment, the IRS has the right to file a notice of Federal tax lien.

OPERATING LEASE

The Company leases office space in Fort Lauderdale, Florida pursuant to operating leases. The leases generally provide for fixed monthly rental payments aggregating approximately $3,275 plus sales tax through December 31, 2002. The Company has the option of renewing these leases for an additional year. For the year ended December 31, 2001 and 2000, rent expense amounted to $61,015 and $93,689, respectively. At December 31, 2001, the future minimum annual rental payment under the non-cancelable operating lease is as follows:

                                Year
                                ----
                                2002      $39,300
                                          =======

                   DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2001

NOTE 11 - SUBSEQUENT EVENTS

On March 1, 2002, the Company acquired 100% of the outstanding Common Stock of Hi Tech Expos, Ltd. d/b/a Twenty First Century Promotions, an Arizona corporation (the "Subsidiary"), in exchange for 4,941,175 shares of the Company's common stock. The Subsidiary is a trade show marketing and management firm located in Scottsdale, Arizona. The number of shares issued may be increased in the event the Company acquires an additional corporation. The Company has not entered into a definitive agreement with the additional corporation and it is not known at this time whether the additional corporation will be acquired.

During January through March 2002, the Company borrowed additional funds under a loan agreement amounting to $77,987. On March 2002, the lender converted the loan into 6,260,095 of common stock.

On February 22, 2002, the Company authorized the issuance of 400,000 shares of common stock for debt.