Form 10QSB
period 2002-03-31
DYNAMIC IMAGING GROUP INC/FL
filed 2002-05-21
CIK 1079250

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               March 31, 2002
Commission file number:                     0-26449



                           DYNAMIC IMAGING GROUP, INC.
             (Exact name of registrant as specified in its charter)


         Florida                                       65-0903895
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)                Identification No.)




                           3428 North Ocean Boulevard
                         Fort Lauderdale, Florida 33308
                    (Address of principal executive offices)
                                   (Zip code)

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

                                  Yes X     No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2002: 12,486,857 shares of common stock, $.001 par value per share.

                           DYNAMIC IMAGING GROUP, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED March 31, 2002
                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet (Unaudited)
         March 31, 2002........................................................3

      Consolidated Statements of Operations (Unaudited)
         For the Three Months Ended March 31, 2002 and 2001....................4

      Consolidated Statements of Cash Flows (Unaudited)
         For the Three Months Ended March 31, 2002 and 2001....................5

      Notes to Consolidated Financial Statements............................6-10

      Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................11-13


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................13

      Item 2 - Changes in Securities and use of Proceeds...................13-14

      Item 3 - Default upon Senior Securities.................................14

      Item 4 - Submission of Matters to a Vote of Security Holders............14

      Item 6 - Exhibits and Reports on Form 8-K...............................14

      Signatures..............................................................14

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2002
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
    Cash .........................................................  $    26,621
    Accounts Receivable (Net of Allowance
        for Doubtful Accounts of $65,000) ........................       12,639
    Inventories ..................................................        1,780
    Prepaid Expenses .............................................        8,793
                                                                    -----------

        Total Current Assets .....................................       49,833

PROPERTY AND EQUIPMENT - Net .....................................       85,476

MARKETABLE EQUITY SECURITIES .....................................        2,000
DUE FROM RELATED PARTY ...........................................        7,271
GOODWILL .........................................................      581,635
SECURITY DEPOSITS ................................................        1,425
                                                                    -----------

        Total Assets .............................................  $   727,640
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Notes and Debenture Payable ..................................  $   453,681
    Accounts Payable and Accrued Expenses ........................      279,811
    Accrued Salaries .............................................      201,866
    Payroll Taxes Payable ........................................       79,514
    Customer Deposits ............................................       41,118
    Due to Related Party .........................................      370,422
                                                                    -----------

        Total Current Liabilities ................................    1,426,412
                                                                    -----------

STOCKHOLDERS' DEFICIT:
    Preferred Stock (No Par Value; 4,000,000 Shares
        Authorized; No Shares Issued and Outstanding) ............            -
   Series A Convertible Preferred Stock (No Par Value;
        6,000,000 Shares Authorized; 508,250 Shares Issued
        and Outstanding) .........................................       50,825
    Common Stock ($.001 Par Value; 50,000,000 Shares Authorized;
        12,486,857 Shares Issued and Outstanding ) ...............       12,487
    Common Stock Issuable (22,654,170 Shares) ....................       22,654
    Additional Paid-in Capital ...................................    3,759,265
    Accumulated Deficit ..........................................   (4,522,003)
    Less: Unrealized Loss on Investment ..........................      (22,000)
                                                                    -----------

        Total Stockholders' Deficit ..............................     (698,772)
                                                                    -----------

        Total Liabilities and Stockholders' Deficit ..............  $   727,640
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        For the Three Months
                                                           Ended March 31,
                                                    ----------------------------
                                                        2002            2001
                                                    ------------    ------------
NET SALES .......................................   $     80,232    $    99,044

COST OF SALES ...................................         22,405         10,470
                                                    ------------    -----------

GROSS PROFIT ....................................         57,827         88,574
                                                    ------------    -----------

OPERATING EXPENSES:
    Consulting Fees .............................              -         98,037
    Contract Labor ..............................          7,694         35,783
    Depreciation and Amortization ...............          7,350         12,375
    Professional Fees ...........................          9,400          6,133
    Rent ........................................         20,215         16,074
    Salaries ....................................         43,083        140,615
    Other Selling, General and Administrative ...         70,606         37,334
                                                    ------------    -----------

        Total Operating Expenses ................        158,348        346,351
                                                    ------------    -----------

LOSS FROM OPERATIONS ............................       (100,521)      (257,777)

OTHER EXPENSES:
     Interest Expense ...........................         86,112         14,782
                                                    ------------    -----------

        Total Other Expenses ....................         86,112         14,782
                                                    ------------    -----------

NET LOSS ........................................       (186,633)      (272,559)

     Attribution of beneficial conversion
        feature on preferred stock ..............        (12,459)             -
                                                    ------------    -----------

NET LOSS PER COMMON SHARES ......................   $   (199,092)   $  (272,559)
                                                    ============    ===========


BASIC AND DILUTED:
      Net Loss Per Common Share .................   $      (0.01)   $     (0.03)
                                                    ============    ===========

      Weighted Common Shares Outstanding ........     26,106,172      9,001,665
                                                    ============    ===========

              See accompanying notes to consolidated financial statements.
                                           4

                   DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           For the Three Months
                                                              Ended March 31,
                                                          ----------------------
                                                             2002        2001
                                                          ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss ...........................................  $(186,633)  $(272,559)
    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:
           Depreciation ................................      7,350      12,375
           Common Stock and Options Issued for Services           -      98,037
           Beneficial Interest on Note Payable .........     72,987           -
           (Increase) Decrease in:
             Accounts Receivable .......................     (6,113)    (17,953)
             Inventories ...............................      2,013      (5,466)
             Due from Related Parties ..................        253       2,498
           Increase (Decrease) in:
              Accounts Payable and Accrued Expenses ....      5,633      10,430
              Accrued Salaries .........................     16,999     124,617
              Payroll Taxes Payable ....................      7,155       1,510
              Customer Deposits ........................     21,469           -
              Due to Related Party .....................    (24,028)          -
                                                          ---------   ---------
Net Cash Flows Used in Operating Activities ............    (82,915)    (46,511)
                                                          ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash from Acquisition ..............................     20,918           -
    Acquisition of Property and Equipment ..............       (854)          -
                                                          ---------   ---------
Net Cash Flows Used in Investing Activities ............     20,064           -
                                                          ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Related Parties .....................          -      33,889
     Decrease in Bank Overdraft ........................          -      (5,772)
     Proceeds from Note and Debenture Payable ..........     78,482       7,300
     (Increase) Decrease in Subscriptions Receivable ...     10,000           -
     Proceeds from Issuance of Preferred Stock .........        990           -
     Proceeds from Issuance of Common Stock ............          -      10,000
                                                          ---------   ---------
Net Cash Flows Provided by Financing Activities ........     89,472      45,417
                                                          ---------   ---------
Net Increase (Decrease ) in Cash .......................     26,621      (1,094)
Cash - Beginning of Year ...............................          -       2,360
                                                          ---------   ---------
Cash - End of Year .....................................  $  26,621   $   1,266
                                                          =========   =========
SUPPLEMENTAL INFORMATION:
   Cash Paid During Year for:
       Interest and Taxes ..............................  $       -   $       -
                                                          =========   =========
Issuance of Common Stock for Acquisition ...............  $ 252,000   $       -
                                                          =========   =========
Issuance of Common Stock in Exchange for Debt ..........  $ 149,201   $       -
                                                          =========   =========
Details of Acquisition:
   Fair value of assets ................................  $  15,297   $       -
                                                          =========   =========
    Liabilities ........................................  $ 365,850   $       -
                                                          =========   =========
    Common stock issued ................................  $ 252,000   $       -
                                                          =========   =========
   Net cash paid for acquisition .......................  $  20,918   $       -
                                                          =========   =========

          See accompanying notes to consolidated financial statements.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2001 and notes thereto contained in the Report on Form 10-KSB of Dynamic Imaging Group, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results for the full fiscal year ending December 31, 2002.

As reflected in the accompanying consolidated financial statements, the Company incurred net losses since inception of $4,522,003, has cash used in operations of $82,915 for the three months ended March 31, 2002, has a working capital deficiency of $1,376,579 at March 31, 2002, is in default on notes payable, and has unpaid payroll taxes. The ability of the Company to continue as a going concern is dependent on achieving profitable operations and obtaining additional equity and/or debt financing. Management's plans include finding additional revenue sources and the seeking of merger candidates. The Company also needs financing to complete its plans and will pursue obtaining funding through private placements of debt or equity offerings. There can be no assurance that the Company's efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (UNAUDITED)

NOTE 3 - ACQUISITIONS

On March 1, 2002, the Company acquired 100% of the outstanding common stock of Hi Tech Expos, Ltd. d/b/a Twenty First Century Promotions, an Arizona corporation ("Hi Tech"), in exchange for 4,941,175 shares of the Company's common stock. Hi Tech is a trade show marketing and management firm located in Scottsdale, Arizona. The number of shares issued may be increased in the event Registrant acquires an additional corporation. Registrant has not entered into a definitive agreement with the additional corporation and it is not known at this time whether the additional corporation will be acquired. The Company accounted for this acquisition using the purchase method of accounting. The purchase price exceeded the fair value of net liabilities assumed by $581,635. The excess has been applied to goodwill.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition had occurred as of the following periods:

                                     Three Months Ended      Three Months Ended
                                       March 31, 2002          March 31, 2001

Net Revenues .....................       $  80,232              $   99,044
Net Loss .........................       $(203,157)             $ (272,559)
Net Income per Share from
  continuing operations ..........       $    (.01)             $     (.03)
                                         =========              ==========

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company advanced funds to certain companies affiliated through common ownership. The advances are non-interest bearing and are payable on demand. At March 31, 2002, advances to these companies amounted to $7,271.

Certain shareholders of the Company and a company related through common ownership from time to time, advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of March 31, 2002, amounts due to these related parties amounted to $370,422.

NOTE 5 - MARKETABLE EQUITY SECURITIES

Marketable equity securities are classified into one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are acquired and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold to maturity. All other securities not included in the trading and held-to-maturity categories are available-for-sale securities. Management determines the appropriate classifications of marketable equity securities at the time they are acquired and evaluates the continuing appropriateness of the classification at each balance sheet date. At March 31, 2002, the Company held only available-for-sale securities, which are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' deficit.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (UNAUDITED)

NOTE 6 - STOCKHOLDERS' DEFICIT

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

In October 2001, 6,000,000 shares of the Company's authorized but undesignated preferred stock was designated as Series A Convertible Preferred Stock ("Series A Stock"). During the fourth quarter of 2001, the Company issued 498,350 shares of its Series A Stock to certain accredited investors in a private offering for proceeds of $49,835 or $.10 per share. During the quarter ended March 31, 2002, the Company issued an additional 9,900 shares of its Series A Stock for proceeds of $990 or $.10 per share.

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

Common Stock

On March 1, 2002, the Company acquired 100% of the outstanding Common Stock of Hi Tech Expos, Ltd. d/b/a Twenty First Century Promotions, an Arizona corporation, in exchange for 4,941,175 shares of the Company's common stock. The number of shares issued may be increased in the event the Company acquires an additional corporation. The Company has not entered into a definitive agreement with the additional corporation and it is not known at this time whether the additional corporation will be acquired. As of March 31, 2002, the shares had not been issued and are included in common stock issuable at March 31, 2002.

During January through March 2002, the Company borrowed additional funds under a loan agreement amounting to $77,987. On March 2002, the lender converted loans aggregating $125,201 into 6,260,095 of common stock. As of March 31, 2002, the shares had not been issued and are included in common stock issuable at March 31, 2002.

During February 2002, the Company issued 400,000 shares of common stock in exchange for debt. As of March 31, 2002, the shares had not been issued. The shares are included in common stock issuable at March 31, 2002.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (UNAUDITED)

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

NOTE 8 - SEGMENT INFORMATION

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

Information with respect to these reportable business segments for the three months ended March 31, 2002 and 2001 is as follows:


                                  For the Three Months Ended March 31, 2002
                                ---------------------------------------------
                                Trade Show
                               Displays and       E-commerce     Consolidated
                                 Graphics         Solutions          Total
                               ------------       ----------     ------------
Net Sales ..................    $  56,017         $  24,215        $  80,232
Costs and Operating Expenses      161,488            19,265          180,753
Interest Expense ...........       86,112                 -           86,112
                                ---------         ---------        ---------
Net (Loss) .................    $(191,583)        $   4,950        $(186,633)
                                =========         =========        =========


                                  For the Three Months Ended March 31, 2001
                                ---------------------------------------------
                                Trade Show
                               Displays and       E-commerce     Consolidated
                                 Graphics         Solutions          Total
                               ------------       ----------     ------------
Net Sales ..................    $  69,903         $  29,141        $  99,044
Costs and Operating Expenses      277,205            79,616          356,821
Interest Expense ...........       14,782                 -           14,782
                                ---------         ---------        ---------
Net (Loss) .................    $(222,084)        $ (50,475)       $(272,559)
                                =========         =========        =========

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (UNAUDITED)

NOTE 9 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounting for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 142 on January 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations", pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 144 on January 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

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

On March 1, 2002, we acquired 100% of the outstanding common stock of Hi Tech Expos, Ltd. d/b/a Twenty First Century Promotions, an Arizona corporation ("Hi Tech"), in exchange for 4,941,175 shares of the Company's common stock. Hi Tech is a trade show marketing and management firm located in Scottsdale, Arizona. Through our wholly owned subsidiary Twenty First Century Promotions, we have contracted with The Broward Convention Center in Fort Lauderdale, Florida to hold a Men's Exp. The Arizona Men's Expo, "Big Boys & Their Toys" enters its 5th year in Phoenix June 21 - 23, 2002. The event expands outside Arizona for the first time beginning with the South Florida Men's Expo, "Big Boys & Their Toys" which will be held October 18-21, 2002 in Fort Lauderdale.

Three months ended March 31, 2002 compared to three months ended March 31, 2001.

Net sales for the three months ended March 31, 2002 were $80,232 as compared to net sales of $99,044 for the three months ended March 31, 2001. In January 2001, we reduced our sales force in order to reduce overhead by consolidating sales administrative functions and to eliminate unprofitable salespersons. As of June 30, 2001, we had one salespersons remaining. As a result of the reduction in our sales force, net sales for the three months ended March 31, 2002 decreased as compared to the three months ended March 31, 2001. Additionally, due to a lack of operating capital, we have decreased our marketing efforts.

Consulting fees were $-0- for the three months ended March 31, 2002 as compared to $98,037 for the three months ended March 31, 2001. During the three months ended March 31, 2001, substantially all of our consulting fees were incurred from the issuance of common stock for services. These shares were valued at the fair values and charged to consulting fees.

Contract labor expenses include costs and commissions related to our sales force that is comprised of both direct employees of the Company (included in salaries) and independent sales representatives. Contract labor also includes costs of certain individuals related to administration and purchasing who are engaged on a contractual basis. Contract labor expenses were $7,694 for the three months ended March 31, 2002 as compared to $35,783 for the three months ended March 31, 2001. The decrease in contract labor is attributable to overhead reduction measures discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (Continued)

Three months ended March 31, 2002 compared to nine months ended March 31, 2001 (Continued)

Professional fees were $9,400 for the three months ended March 31, 2002 as compared to $6,133 for the three months ended March 31, 2001. The increase is attributable to the fact that we incurred additional legal and accounting fees in connection with the acquisition of our newest subsidiary.

Rent expense was $20,215 for the three months ended March 31, 2002 as compared to $16,074 for the three months ended March 31, 2001.

Salaries were $43,083 for the three months ended March 31, 2002 as compared to $140,615 for the three months ended March 31, 2001. The decrease was directly attributable to the reduction in our sales force and the amendment of employment agreements with officers of the Company.

Other selling, general and administrative expenses, which include travel and entertainment, insurance, auto, telephone and other expenses were $70,606 for the three months ended March 31, 2002 as compared to $37,334 for the three months ended March 31, 2001.

Interest expense was $86,112 for the three months ended March 31, 2002 as compared to $14,782 for the three months ended March 31, 2001. During the three months ended March 31, 2002, we recorded beneficial interest of $72,987 related to convertible notes payable

As a result of the foregoing factors, we incurred losses of $186,633 or ($.01) per share for the three months ended March 31, 2002 as compared to a net loss of $272,559 or ($.03) per share for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred losses of approximately $4,522,003. Our operations have been funded by the sale of common stock with gross proceeds of approximately $1,000,000 since inception. Additionally, we signed convertible debentures and note agreements and borrowed approximately $400,000 from third parties and related parties. These funds were used for working capital and capital expenditures.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

During the three months ended March 31, 2002, our operating cash requirement was $82,915 attributable to a net loss of $186,633 mitigated by non-cash charges for depreciation and amortization of $7,350 and beneficial interest on notes payable of $72,987, and the increase in accrued salaries due to non-payment. The net remaining shortfall was primarily funded by proceeds from notes payable of $78,482 and proceeds from preferred stock of $10,990 during the three months ended March 31, 2002.

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

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         We are not involved in any material litigation

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended March 31, 2002, we issued an additional 9,900 shares of its Series A Stock for proceeds of $990 or $.10 per share.

         On March 1, 2002, we acquired 100% of the outstanding Common Stock of Hi Tech Expos, Ltd. d/b/a Twenty First Century Promotions, an Arizona corporation, in exchange for 4,941,175 shares of the Company's common stock. The number of shares issued may be increased in the event the Company acquires an additional corporation. We have not entered into a definitive agreement with the additional corporation and it is not known at this time whether the additional corporation will be acquired.

         On March 2002, the lender converted loans aggregating $125,201 into 6,260,095 of common stock.

         During February 2002, we issued 400,000 shares of common stock for debt.

         Common Stock

         On March 1, 2002, we acquired 100% of the outstanding Common Stock of Hi Tech Expos, Ltd. d/b/a Twenty First Century Promotions, an Arizona corporation, in exchange for 4,941,175 shares of the Company's common stock. The number of shares issued may be increased in the event the Company acquires an additional corporation. The Company has not entered into a definitive agreement with the additional corporation and it is not known at this time whether the additional corporation will be acquired. As of March 31, 2002, the shares had not been issued and are included in common stock issuable at March 31, 2002.

         During January through March 2002, we borrowed additional funds under a loan agreement amounting to $77,987. On March 2002, the lender converted loans aggregating $125,201 into 6,260,095 of common stock. As of March 31, 2002, the shares had not been issued and are included in common stock issuable at March 31, 2002.

         During February 2002, we issued 400,000 shares of common stock in exchange for debt. As of March 31, 2002, the shares had not been issued. The shares are included in common stock issuable at March 31, 2002.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         We are currently in default on our notes payable with a financial institution and other individuals.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              None

         (b)  Reports of Form 8-K

              We filed an 8-K on April 12, 2002 reporting an acquisition.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           DYNAMIC IMAGING GROUP, INC.

Dated:   May 15, 2002                      By: /s/ Roland Breton
                                               ------------------------
                                               Roland Breton, President

Dated:   May 15, 2002                      By: /s/ Alfred Tracy III
                                               ---------------------------
                                               Alfred Tracy III, Secretary