Form 10QSB
period 2002-06-30
DYNAMIC IMAGING GROUP INC/FL
filed 2002-08-19
CIK 1079250

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended:               June 30, 2002
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

                                Yes X       No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 2002: 33,728,193 shares of common stock, $.001 par value per share.

                           DYNAMIC IMAGING GROUP, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED June 30, 2002
                                      INDEX



                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1 - Condensed Consolidated Financial Statements

      Consolidated Balance Sheet (Unaudited)
         June 30, 2002.........................................................3

      Consolidated Statements of Operations (Unaudited)
         For the Six Months Ended June 30, 2002 and 2001.......................4

      Consolidated Statements of Cash Flows (Unaudited)
         For the Six Months Ended June 30, 2002 and 2001.......................5

      Notes to Condensed Consolidated Financial Statements..................6-11

      Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations.....................12-14


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................14

      Item 2 - Changes in Securities and use of Proceeds......................14

      Item 3 - Default upon Senior Securities.................................15

      Item 4 - Submission of Matters to a Vote of Security Holders............15

      Item 6 - Exhibits and Reports on Form 8-K...............................15

      Signatures..............................................................16

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 2002
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
    Cash .........................................................  $    99,548
    Accounts Receivable (Net of Allowance for
     Doubtful Accounts of $65,000) ...............................      132,163
    Inventories ..................................................        1,886
                                                                    -----------

        Total Current Assets .....................................      233,597

PROPERTY AND EQUIPMENT - Net .....................................      534,563

MARKETABLE EQUITY SECURITIES .....................................        2,000
DUE FROM RELATED PARTY ...........................................        8,200
GOODWILL .........................................................      706,635
SECURITY DEPOSITS ................................................        6,933
                                                                    -----------

        Total Assets .............................................  $ 1,491,928
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Notes and Debenture Payable ..................................  $   617,926
    Accounts Payable and Accrued Expenses ........................      314,749
    Accrued Salaries .............................................      212,697
    Payroll Taxes Payable ........................................       81,624
    Other Current Liabilities ....................................       48,000
    Due to Related Party .........................................      390,186
                                                                    -----------

        Total Current Liabilities ................................    1,665,182
                                                                    -----------

STOCKHOLDERS' DEFICIT:
    Preferred Stock (No Par Value; 4,000,000 Shares
        Authorized; No Shares Issued and Outstanding) ............            -
   Series A Convertible Preferred Stock (No Par Value;
        6,000,000 Shares Authorized; 508,250 Shares
        Issued and Outstanding) ..................................       50,825
    Common Stock ($.001 Par Value; 50,000,000 Shares Authorized;
        33,729,193 Shares Issued and Outstanding ) ...............       33,730
    Common Stock Issuable (8,411,834 Shares) .....................        8,412
    Additional Paid-in Capital ...................................    4,277,265
    Accumulated Deficit ..........................................   (4,521,486)
    Less: Unrealized Loss on Investment ..........................      (22,000)
                                                                    -----------

        Total Stockholders' Deficit ..............................     (173,254)
                                                                    -----------

        Total Liabilities and Stockholders' Deficit ..............  $ 1,491,928
                                                                    ===========

     See accompanying notes to condensed consolidated financial statements.

                             DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                            For the Three Months Ended    For the Six Months Ended
                                                     June 30,                     June 30,
                                           ----------------------------  ---------------------------
                                               2002           2001           2002           2001
                                           ------------   ------------   ------------   ------------

NET SALES ...............................  $    501,075   $    174,537   $    581,307   $    273,581

COST OF SALES ...........................        72,790         32,597         95,195         43,067
                                           ------------   ------------   ------------   ------------

GROSS PROFIT ............................       428,285        141,940        486,112        230,514
                                           ------------   ------------   ------------   ------------

OPERATING EXPENSES:
    Consulting Fees .....................         7,644         36,415          7,644        134,452
    Contract Labor ......................        17,869         20,533         25,563         56,316
    Depreciation and Amortization .......         6,150         12,375         13,500         24,750
    Professional Fees ...................        26,169         24,247         35,569         30,380
    Rent ................................        35,782         14,943         55,997         31,017
    Salaries ............................        34,700        141,382         77,783        281,997
    Selling, General and Administrative .       282,251         46,399        352,857         83,733
                                           ------------   ------------   ------------   ------------

        Total Operating Expenses ........       410,565        296,294        568,913        642,645
                                           ------------   ------------   ------------   ------------

INCOME (LOSS) FROM OPERATIONS ...........        17,720       (154,354)       (82,801)      (412,131)

OTHER EXPENSES:
     Interest Expense ...................        17,202         15,685        103,314         30,467
                                           ------------   ------------   ------------   ------------

        Total Other Expenses ............        17,202         15,685        103,314         30,467
                                           ------------   ------------   ------------   ------------

NET INCOME (LOSS) .......................           518       (170,039)      (186,115)      (442,598)

     Attribution of beneficial conversion
      feature on preferred stock ........        12,459              -         24,918              -
                                           ------------   ------------   ------------   ------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS  $    (11,941)  $   (170,039)  $   (211,033)  $   (442,598)
                                           ============   ============   ============   ============


BASIC AND DILUTED:
      Net Loss Per Common Share .........  $      (0.00)  $      (0.02)  $      (0.01)  $      (0.05)
                                           ============   ============   ============   ============

      Weighted Common Shares Outstanding     29,606,172      9,499,532     28,106,172      9,246,802
                                           ============   ============   ============   ============

               See accompanying notes to condensed consolidated financial statements.

                                                 -4-

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        For the Six Months Ended
                                                                June 30,
                                                         ----------------------
                                                           2002         2001
                                                         ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss) .................................  $(186,115)  $(442,598)
    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:

           Depreciation ...............................     13,500      24,750
           Common Stock and Options Issued for Services          -     136,452
           Beneficial Interest on Note Payable ........     72,987           -

           (Increase) Decrease in:
             Accounts Receivable ......................   (125,637)    (60,831)
             Inventories ..............................      1,907      (4,463)
             Prepaid Expenses .........................      8,793           -
             Due from Related Parties .................       (676)      1,197
             Security Deposits ........................     (5,508)        121

           Increase (Decrease) in:
              Accounts Payable and Accrued Expenses ...     40,570      52,998
              Accrued Salaries ........................     27,830     242,004
              Payroll Taxes Payable ...................      9,265       1,510
              Other Current Liabilities ...............     28,351           -
                                                         ---------   ---------

Net Cash Flows Used in Operating Activities ...........   (114,733)    (48,860)
                                                         ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash from Acquisition .............................     20,918           -
    Acquisition of Property and Equipment .............     (6,091)     (3,592)
                                                         ---------   ---------

Net Cash Flows Provided By (Used in)
  Investing Activities ................................     14,827      (3,592)
                                                         ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Related Parties ....................     (4,264)     34,556
     Decrease in Bank Overdraft .......................          -      (5,772)
     Proceeds from Note and Debenture Payable .........    192,728       6,297
     (Increase) Decrease in Subscriptions Receivable ..     10,000           -
     Proceeds from Issuance of Preferred Stock ........        990           -
     Proceeds from Issuance of Common Stock ...........          -      16,000
                                                         ---------   ---------

Net Cash Flows Provided by Financing Activities .......    199,454      51,081
                                                         ---------   ---------

Net Increase (Decrease ) in Cash ......................     99,548      (1,371)

Cash - Beginning of Year ..............................          -       2,360
                                                         ---------   ---------

Cash - End of Period ..................................  $  99,548   $     989
                                                         =========   =========

SUPPLEMENTAL INFORMATION:
   Cash Paid During Year for:
       Interest and Taxes .............................  $       -   $       -
                                                         =========   =========

Issuance of Common Stock for Acquisitions .............  $ 777,000   $       -
                                                         =========   =========
Issuance of Common Stock in Exchange for Debt .........  $ 149,201   $       -
                                                         =========   =========

Details of Acquisitions:
   Fair value of assets ...............................  $ 465,927   $       -
                                                         =========   =========
    Liabilities .......................................  $ 365,850   $       -
                                                         =========   =========
    Common stock issued ...............................  $ 777,000   $       -
                                                         =========   =========
   Net cash paid for acquisitions .....................  $  20,918   $       -
                                                         =========   =========

          See accompanying notes to consolidated financial statements.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2001 and notes thereto contained in the Report on Form 10-KSB of Dynamic Imaging Group, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results for the full fiscal year ending December 31, 2002.

As reflected in the accompanying consolidated financial statements, the Company incurred net losses since inception of $4,521,486, has cash used in operations of $114,733 for the six months ended June 30, 2002, has a working capital deficiency of $1,431,585 at June 30, 2002, is in default on notes payable, and has unpaid payroll taxes. The ability of the Company to continue as a going concern is dependent on achieving profitable operations and obtaining additional equity and/or debt financing. Management's plans include finding additional revenue sources and the seeking of merger candidates. The Company also needs financing to complete its plans and will pursue obtaining funding through private placements of debt or equity offerings. There can be no assurance that the Company's efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (UNAUDITED)

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

On May 23, 2002, the Company acquired certain assets and liabilities of Silver Star Management, Inc., a Florida corporation ("SSM") in exchange for 7,000,000 shares of the Company's common stock and a note payable of $50,000. SSM is an automobile engineering and small parts manufacturing company. The Company accounted for this acquisition using the purchase method of accounting. The purchase price was $575,000 exceeding the fair value of the net assets acquired by $125,000. The excess has been applied to goodwill.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition had occurred as of the following periods:

                                                       Six Months Ended June 30,
                                                          2002           2001
                                                        ---------     ---------
Net Revenues .......................................    $ 581,307     $ 273,581
Net Loss ...........................................    $(199,297)    $(442,598)
Net Income per Share from continuing operations ....    $    (.01)    $    (.02)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company advanced funds to certain companies affiliated through common ownership. The advances are non-interest bearing and are payable on demand. At June 30, 2002, advances to these companies amounted to $8,200.

Certain shareholders of the Company and a company related through common ownership from time to time, advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of June 30, 2002, amounts due to these related parties amounted to $390,186.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (UNAUDITED)

NOTE 5 - MARKETABLE EQUITY SECURITIES

Marketable equity securities are classified into one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are acquired and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold to maturity. All other securities not included in the trading and held-to-maturity categories are available-for-sale securities. Management determines the appropriate classifications of marketable equity securities at the time they are acquired and evaluates the continuing appropriateness of the classification at each balance sheet date. At June 30, 2002, the Company held only available-for-sale securities, which are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' deficit.

NOTE 6 - STOCKHOLDERS' DEFICIT

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

In October 2001, 6,000,000 shares of the Company's authorized but undesignated preferred stock was designated as Series A Convertible Preferred Stock ("Series A Stock"). During the fourth quarter of 2001, the Company issued 498,350 shares of its Series A Stock to certain accredited investors in a private offering for proceeds of $49,835 or $.10 per share. During the six months ended June 30, 2002, the Company issued an additional 9,900 shares of its Series A Stock for proceeds of $990 or $.10 per share.

One year after the issuance of the Series A Stock, each share of Series A Stock is convertible into that number of shares of common stock equal to the number of shares of Series A Stock being converted times $1.50, divided by the market price of common stock, which is the average of the highest closing bid and lowest closing asked price of the common stock for the ten (10) trading days, as defined, immediately preceding the conversion date.

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

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (UNAUDITED)

NOTE 6 - STOCKHOLDERS' DEFICIT

Common Stock (Continued)

During January through June 2002, the Company borrowed additional funds under a loan agreement amounting to $77,987. On March 2002, the lender converted loans aggregating $125,201 into 6,260,095 of common stock. As of June 30, 2002, 4,848,261 of these shares have been issued; the remaining 1,411,834 shares have not been issued and are included in common stock issuable at June 30, 2002.

During February 2002, the Company issued 400,000 shares of common stock in exchange for debt.

On May 23, 2002, the Company acquired certain assets and liabilities of SSM, in connection with this acquisition 7,000,000 shares of the Company's common stock were to be issued as part of the purchase price. At June 30, 2002, these shares have not been issued and are included in common stock issuable.

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

NOTE 8 - SEGMENT INFORMATION
Information with respect to these reportable business segments for the six months ended June 30, 2002 and 2001 is as follows:

                                                For the Six Months Ended June 30, 2002
                   --------------------------------------------------------------------------------------------------
                    Trade Show         E-Commerce          Trade Show         Automobile and         Consolidated
                   Displays and                                                 Small Part
                     Graphics          Soloutions                             Manufacturing              Total
                   --------------    ----------------     --------------    -------------------    ------------------
Net Revenues           $ 153,126             $71,180           $357,001              $      -            $  581,307
                   ==============    ================     ==============    ===================    ==================
Net Loss (Income)      $(303,435)            $49,726           $ 79,985              $(12,391)           $ (186,115)
                   ==============    ================     ==============    ===================    ==================
Total Assets           $ 139,840             $32,154           $709,325              $610,609            $1,491,928
                   ==============    ================     ==============    ===================    ==================

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (UNAUDITED)

NOTE 8 - SEGMENT INFORMATION (Continued)

                                               For the Three Months Ended June 30, 2002
                   --------------------------------------------------------------------------------------------------
                    Trade Show         E-Commerce          Trade Show         Automobile and         Consolidated
                   Displays and                                                 Small Part
                     Graphics          Soloutions                             Manufacturing              Total
                   --------------    ----------------     --------------    -------------------    ------------------
Net Revenues          $  97,109             $46,965           $357,001              $      -            $  501,075
                   ==============    ================     ==============    ===================    ==================
Net Loss (Income)     $(124,311)            $44,776           $ 79,985              $(12,391)           $  (11,941)
                   ==============    ================     ==============    ===================    ==================
Total Assets          $ 139,840             $32,154           $709,325              $610,609            $1,491,928
                   ==============    ================     ==============    ===================    ==================

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

Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (UNAUDITED)

NOTE 9 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)


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

NOTE 10 - SUBSEQUENT EVENTS

On July 8, 2002, the Company's board of directors authorized the issuance of 3,255,820 shares of the Company's common stock to an employee for accrued wages.

On July 15, 2002, the Company's board of directors authorized the issuance of 3,333,333 shares of the Company's common stock to a related party for advances made to a subsidiary of the Company.

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

On May 23, 2002, the Company acquired certain assets and liabilities of Silver Star Management, Inc., a Florida corporation ("SSM") in exchange for 7,000,000 shares of the Company's common stock and a note payable of $50,000. SSM is an automobile engineering and small parts manufacturing company.

Critical Accounting Policies

Dynamic Imaging Group, Inc.'s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for Dynamic Imaging includes revenue recognition, inventory and accounting for stock based compensation.

We recognize revenues from display sales and other product sales upon shipment to the customer. Revenues from graphic sales are recognized upon job completion. The Company records revenues from display rentals when the rentals are completed and billed. Additionally, we recognize revenues from our men's expo such as ticket sales and display space when the show is completed; any prepaid items are deferred until the completion of the event.

Inventories, consisting of displays and display accessories and automobile parts and accessories, are stated at the lower of cost or market utilizing the first-in, first-out method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies (Continued)

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

Six months ended June 30, 2002 compared to six months ended June 30, 2001.

Net sales for the six months ended June 30, 2002 were $581,307 as compared to net sales of $273,581 for the six months ended June 30, 2001. The increase in sales was $307,726 was due to our acquisition of Hi Tech Expos, Ltd. d/b/a Twenty First Century Promotions. During the six months ended June 30, 2002, net sales contributed by Hi Tech Expos was $357,001.

Consulting fees were $7,644 for the six months ended June 30, 2002 as compared to $134,452 for the six months ended June 30, 2001. During the six months ended June 30, 2001, substantially all of our consulting fees were incurred from the issuance of common stock for services. These shares were valued at the fair values and charged to consulting fees.

Contract labor expenses include costs and commissions related to our sales force that is comprised of both direct employees of the Company (included in salaries) and independent sales representatives. Contract labor also includes costs of certain individuals related to administration and purchasing who are engaged on a contractual basis. Contract labor expenses were $25,563 for the six months ended June 30, 2002 as compared to $56,316 for the six months ended June 30, 2001. The decrease in contract labor is attributable to overhead reduction measures discussed above.

Professional fees were $35,569 for the six months ended June 30, 2002 as compared to $30,380 for the six months ended June 30, 2001. The increase is attributable to the fact that we incurred additional legal and accounting fees in connection with the acquisitions of our newest subsidiaries.

Rent expense was $55,997 for the six months ended June 30, 2002 as compared to $31,017 for the six months ended June 30, 2001. The increase of $24,980 was due to additional office rentals of our subsidiaries.

Salaries were $77,783 for the six months ended June 30, 2002 as compared to $281,997 for the six months ended June 30, 2001. The decrease of $204,214 was directly attributable to the reduction in our sales force and the amendment of employment agreements with officers of the Company.

Selling, general and administrative expenses, which include travel and entertainment, insurance, auto, telephone and other expenses were $352,857 for the six months ended June 30, 2002 as compared to $83,733 for the six months ended June 30, 2001. The increase of $269,124 is directly attributable to our acquisition of Hi Tech Expos, Ltd., such increase includes costs associated with our Men's Expo, "Big Boys & Their Toys" such as equipment and facility rentals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (Continued)

Interest expense was $103,314 for the six months ended June 30, 2002 as compared to $30,467 for the six months ended June 30, 2001. During the six months ended June 30, 2002, we recorded beneficial interest of $72,987 related to convertible notes payable

As a result of the foregoing factors, we incurred losses of $211,033 or ($.01) per share for the six months ended June 30, 2002 as compared to a net loss of $442,598 or ($.05) per share for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred losses of approximately $4,521,486. Our operations have been funded by the sale of common stock with gross proceeds of approximately $1,000,000 since inception. Additionally, we signed convertible debentures and note agreements and borrowed approximately $400,000 from third parties and related parties. These funds were used for working capital and capital expenditures.

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

During the six months ended June 30, 2002, our operating cash requirement was $114,733 attributable to a net loss of $186,115 and an increase in accounts receivable of $125,637 mitigated by non-cash charges for depreciation and amortization of $13,500 and beneficial interest on notes payable of $72,987, and the increase in accounts payable and other accruals of $106,016 due to non-payment. The net remaining shortfall was primarily funded by proceeds from notes payable of $192,728 and proceeds from preferred stock of $10,990 during the six months ended June 30, 2002.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         We are not involved in any material litigation

Item 2.  Changes in Securities and use of Proceeds

         During the quarter ended June 30, 2002, we issued an additional 9,900 shares of its Series A Stock for proceeds of $990 or $.10 per share.

         On March 1, 2002, we acquired 100% of the outstanding Common Stock of Hi Tech Expos, Ltd. d/b/a Twenty First Century Promotions, an Arizona corporation, in exchange for 4,941,175 shares of the Company's common stock. The number of shares issued may be increased in the event the Company acquires an additional corporation. The Company has not entered into a definitive agreement with the additional corporation and it is not known at this time whether the additional corporation will be acquired. As of June 30, 2002, the shares had not been issued and are included in common stock issuable at June 30, 2002.

         During January through March 2002, we borrowed additional funds under a loan agreement amounting to $77,987. On March 2002, the lender converted loans aggregating $125,201 into 6,260,095 of common stock. As of June 30, 2002, the shares had not been issued and are included in common stock issuable at June 30, 2002.

         During February 2002, we issued 400,000 shares of common stock in exchange for debt.

         On May 23, 2002, the Company acquired certain assets and liabilities of SSM, in connection with this acquisition 7,000,000 shares of the Company's common stock were to be issued as part of the purchase price. At June 30, 2002, these shares have not been issued and are included in common stock issuable.

Item 3.  Defaults Upon Senior Securities

         We are currently in default on our notes payable with a financial institution and other individuals.

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         99.1  Certification of Chief Executive and Principal Accounting Officer

(b)      Reports of Form 8-K

         We filed an 8-K on April 12, 2002 reporting an acquisition.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DYNAMIC IMAGING GROUP, INC.

Dated:   August 19, 2002                By: /s/ Roland Breton
                                        ------------------------
                                        Roland Breton, President


Dated:   August 19, 2002                By /s/ Alfred Tracy III
                                        ---------------------------
                                        Alfred Tracy III, Secretary