Form 10QSB
period 2002-09-30
DYNAMIC IMAGING GROUP INC/FL
filed 2002-12-09
CIK 1079250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:           September 30, 2002
Commission file number:                 0-26449



                           DYNAMIC IMAGING GROUP, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


         FLORIDA                                    65-0903895
         -------                                    ----------
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)             Identification No.)




                           3428 NORTH OCEAN BOULEVARD
                         FORT LAUDERDALE, FLORIDA 33308
                         ------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (954) 564-1133
                                 --------------
              (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 2002: 36,440,574 shares of common stock, $.001 par value per share.

                           DYNAMIC IMAGING GROUP, INC.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED September 30, 2002
                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements


      Consolidated Balance Sheet (Unaudited)
            September 30, 2002.................................................3


      Consolidated Statements of Operations (Unaudited)
            For the Three and Nine Months Ended September 30, 2002 and 2001....4


      Consolidated Statements of Cash Flows (Unaudited)
            For the Nine Months Ended September 30, 2002 and 2001..............5


      Notes to Consolidated Financial Statements............................6-11


      Item 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................11-14


      Item 3 - Controls and Procedures........................................14


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................15


      Item 2 - Changes in Securities and use of Proceeds......................15


      Item 3 - Default upon Senior Securities.................................15


      Item 4 - Submission of Matters to a Vote of Security Holders............15


      Item 6 - Exhibits and Reports on Form 8-K...............................15


      Signatures..............................................................16


      Certifications..........................................................17

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2002
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS:
    Cash .........................................................  $    41,571
    Accounts Receivable (Net of Allowance for
        Doubtful Accounts of $65,000) ............................      247,739
    Inventories ..................................................          271
    Prepaid Expenses .............................................       62,992
                                                                    -----------

        Total Current Assets .....................................      352,573

PROPERTY AND EQUIPMENT - Net .....................................      513,562

MARKETABLE EQUITY SECURITIES .....................................        2,000
DUE FROM RELATED PARTY ...........................................        4,848
GOODWILL .........................................................      706,635
SECURITY DEPOSITS ................................................        6,933
                                                                    -----------

        Total Assets .............................................  $ 1,586,551
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes and Debenture Payable ..................................  $   713,854
    Accounts Payable and Accrued Expenses ........................      325,312
    Accrued Salaries .............................................       72,234
    Payroll Taxes Payable ........................................      119,955
    Deferred Revenues ............................................      211,802
    Due to Related Party .........................................      131,286
                                                                    -----------

        Total Current Liabilities ................................    1,574,443
                                                                    -----------

STOCKHOLDERS' EQUITY:
    Preferred Stock (No Par Value; 4,000,000 Shares
        Authorized; No Shares Issued and Outstanding) ............            -
   Series A Convertible Preferred Stock (No Par Value;
        6,000,000 Shares Authorized; 508,250 Shares
        Issued and Outstanding) ..................................       50,825
    Common Stock ($.001 Par Value; 100,000,000 Shares Authorized;
        36,440,574 Shares Issued and Outstanding ) ...............       36,441
    Common Stock Issuable (15,039,606 Shares) ....................       15,040
    Additional Paid-in Capital ...................................    4,971,817
    Accumulated Deficit ..........................................   (5,040,015)
    Less: Unrealized Loss on Investment ..........................      (22,000)
                                                                    -----------

        Total Stockholders' Equity ...............................       12,108
                                                                    -----------

        Total Liabilities and Stockholders' Equity ...............  $ 1,586,551
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                            DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)
                                              For the Three Months           For the Nine Months
                                               Ended September 30,           Ended September 30,
                                           ---------------------------   ---------------------------
                                               2002           2001           2002           2001
                                           ------------   ------------   ------------   ------------
NET SALES ...............................  $    198,126   $    103,201   $    779,433   $    376,782

COST OF SALES ...........................        62,411         21,571        157,606         64,638
                                           ------------   ------------   ------------   ------------

GROSS PROFIT ............................       135,715         81,630        621,827        312,144
                                           ------------   ------------   ------------   ------------

OPERATING EXPENSES:
    Advertrising and Promotion ..........       111,510              -        222,582              -
    Consulting Fees .....................        31,750         23,750         39,394        158,202
    Contract Labor ......................        52,126              -         77,689         55,065
    Depreciation ........................        36,077         12,575         49,577         37,325
    Professional Fees ...................        10,931         11,725         46,500         42,105
    Rent ................................        21,342         18,183         77,339         49,200
    Salaries ............................         7,420        125,643         85,203        407,640
    Selling, General and Administrative .        15,247        116,932        257,032        201,916
                                           ------------   ------------   ------------   ------------

        Total Operating Expenses ........       286,403        308,808        855,316        951,453
                                           ------------   ------------   ------------   ------------

INCOME (LOSS) FROM OPERATIONS ...........      (150,688)      (227,178)      (233,489)      (639,309)

OTHER EXPENSES:
     Interest Expense ...................       367,842         16,898        471,156         47,365
                                           ------------   ------------   ------------   ------------

NET INCOME (LOSS) .......................      (518,530)      (244,076)      (704,645)      (686,674)

     Attribution of beneficial conversion
      feature on preferred stock ........        12,459              -         37,377              -
                                           ------------   ------------   ------------   ------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS  $   (530,989)  $   (244,076)  $   (742,022)  $   (686,674)
                                           ============   ============   ============   ============


BASIC AND DILUTED:
      Net Loss Per Common Share .........  $      (0.01)  $      (0.02)  $      (0.02)  $      (0.07)
                                           ============   ============   ============   ============

      Weighted Common Shares Outstanding     46,780,913     12,603,988     37,059,461     10,059,895
                                           ============   ============   ============   ============

                    See accompanying notes to consolidated financial statements.
                                                 -4-

                          DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                                                   For the Nine Months Ended
                                                                        September 30,
                                                                 -----------------------------
                                                                   2002                 2001
                                                                 ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss ..........................................          $(704,645)          $(686,674)
    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:
           Depreciation ...............................             49,577              37,325
           Common Stock and Options Issued for Services                  -             152,452
           Beneficial Interest on Note Payable ........            386,645                   -

           (Increase) Decrease in:
             Accounts Receivable ......................           (241,213)            (17,450)
             Inventories ..............................              3,522               9,433
             Prepaid Expenses .........................            (54,199)              2,648
             Due from Related Parties .................              2,676                   -
             Security Deposits ........................             (5,508)                121

           Increase (Decrease) in:
              Accounts Payable and Accrued Expenses ...             51,134             134,123
              Accrued Salaries ........................             27,600             311,804
              Payroll Taxes Payable ...................             47,596               1,510
              Deferred Revenues .......................            192,153                   -
                                                                 ---------           ---------
Net Cash Flows Used in Operating Activities ...........           (244,662)            (54,708)
                                                                 ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash from Acquisition .............................             20,918                   -
    Acquisition of Property and Equipment .............            (21,167)             (3,592)
                                                                 ---------           ---------
Net Cash Flows Used in Investing Activities ...........               (249)             (3,592)
                                                                 ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     (Payments to) Proceeds from Related Parties ......            (63,164)             29,754
     Decrease in Bank Overdraft .......................                  -              (5,772)
     Proceeds from Note and Debenture Payable .........            338,656               6,297
     Proceeds from Issuance of Preferred Stock ........             10,990                   -
     Proceeds from Issuance of Common Stock ...........                  -              49,000
                                                                 ---------           ---------
Net Cash Flows Provided by Financing Activities .......            286,482              79,279
                                                                 ---------           ---------
Net Increase in Cash ..................................             41,571              20,979

Cash - Beginning of Period ............................                  -               2,360
                                                                 ---------           ---------
Cash - End of Period ..................................          $  41,571           $  23,339
                                                                 =========           =========
SUPPLEMENTAL INFORMATION:
   Cash Paid During Year for:
       Interest and Taxes .............................          $       -           $       -
                                                                 =========           =========
Issuance of Common Stock for Acquisitions .............          $ 777,000           $       -
                                                                 =========           =========
Issuance of Common Stock in Exchange for Debt .........          $ 539,435           $  13,000
                                                                 =========           =========
Details of Acquisitions:
    Fair value of assets ..............................          $ 465,297           $       -
                                                                 =========           =========
    Goodwill ..........................................          $ 706,635           $       -
                                                                 =========           =========
    Liabilities .......................................          $ 415,850           $       -
                                                                 =========           =========
    Common stock issued ...............................          $ 777,000           $       -
                                                                 =========           =========
   Net cash from acquisitions .........................          $  20,918           $       -
                                                                 =========           =========

                  See accompanying notes to consolidated financial statements.
                                               -5-

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2001 and notes thereto contained in the Report on Form 10-KSB of Dynamic Imaging Group, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results for the full fiscal year ending December 31, 2002.

As reflected in the accompanying consolidated financial statements, the Company incurred net losses since inception of $5,040,015, has cash used in operations of $244,662 for the nine months ended September 30, 2002, has a working capital deficiency of $1,221,870 at September 30, 2002, is in default on notes payable due to non-payment, and has unpaid payroll taxes. The ability of the Company to continue as a going concern is dependent on achieving profitable operations and obtaining additional equity and/or debt financing. Management's plans include finding additional revenue sources and the seeking of merger candidates. The Company also needs financing to complete its plans and will pursue obtaining funding through private placements of debt or equity offerings. There can be no assurance that the Company's efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's primary source of liquidity has been from the cash generated by its operations and through the private placement of equity and debt securities. The Company reduced its costs and expenses by reducing staff, consolidating office space, and reducing administrative functions. These actions were necessary due to the recurring losses and lack of cash resources. The Company is presently reevaluating its business structure and is planning to either obtain capital required to resume normal business operations or to acquire complimentary businesses in exchange for shares of the Company's common stock. However, there can be no assurance that the Company will be successful in achieving profitability or acquiring additional capital or that such capital, if available, will be on terms and conditions favorable to the Company. Based upon its current restructuring efforts, the Company believes it will generate sufficient cash flow through operations, additional cost reduction measures, and external sources of capital to continue to meet its obligations in a timely manner.

NOTE 2 - LOSS PER SHARE

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

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (UNAUDITED)

NOTE 3 - ACQUISITIONS

On March 1, 2002, the Company acquired 100% of the outstanding common stock of Hi Tech Expos, Ltd. d/b/a Twenty First Century Promotions, an Arizona corporation ("Hi Tech"), in exchange for 4,941,175 shares of the Company's common stock. Hi Tech is a trade show marketing and management firm located in Scottsdale, Arizona. The number of shares issued may be increased in the event the Company acquires an additional corporation. The Company has not entered into a definitive agreement with the additional corporation and it is not known at this time whether the additional corporation will be acquired. The Company accounted for this acquisition using the purchase method of accounting. The purchase price of $252,000 exceeded the fair value of net liabilities assumed by $581,635. The excess has been applied to goodwill.

On May 23, 2002, the Company acquired certain assets and liabilities of Silver Star Management, Inc., a Florida corporation ("SSM") in exchange for 7,000,000 shares of the Company's common stock and a note payable of $50,000. SSM is an automobile engineering and small parts manufacturing company. The Company accounted for this acquisition using the purchase method of accounting. The purchase price was $575,000, exceeding the fair value of the net assets acquired by $125,000. The excess has been applied to goodwill.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition had occurred as of the following periods:

                             Nine Months Ended       Nine Months Ended
                             September 30, 2002      September 30, 2001
                             ------------------      ------------------

Net Revenues ................     $ 779,433             $ 376,782
Net Loss ....................     $(717,827)            $(686,674)
Net Loss per Share from
  continuing operations .....     $    (.02)            $    (.02)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company advanced funds to certain companies affiliated through common ownership. The advances are non-interest bearing and are payable on demand. At September 30, 2002, advances to these companies amounted to $4,848.

Certain shareholders of the Company and a company related through common ownership from time to time, advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of September 30, 2002, amounts due to these related parties amounted to $131,286.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (UNAUDITED)

NOTE 5 - PROPERTY AND EQUIPMENT

At September 30, 2002, property and equipment and related accumulated depreciation consisted of the following:

                   Furniture and fixtures .......  $  13,883
                   Machinery and Equipment ......    509,239
                   Displays .....................     77,679
                   Leasehold Improvements .......     27,154
                                                   ---------
                                                     627,955

                   Less: Accumulated depreciation   (114,393)
                                                   ---------

                   Total ........................  $ 513,562
                                                   =========

NOTE 6 - MARKETABLE EQUITY SECURITIES

Marketable equity securities are classified into one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are acquired and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold to maturity. All other securities not included in the trading and held-to-maturity categories are available-for-sale securities. Management determines the appropriate classifications of marketable equity securities at the time they are acquired and evaluates the continuing appropriateness of the classification at each balance sheet date. At September 30, 2002, the Company held only available-for-sale securities, which are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

NOTE 7 - NOTES PAYABLE

On November 7, 2001, the Company signed a loan agreement with a third party, whereby the Company can borrow up to $300,000. In July 2002, this line of credit was increased to $500,000. The outstanding balance of $257,668 at September 30, 2002 is convertible, at default, or at the option of the lender into the Company's common shares at a conversion price of $.02 per common share or an aggregate of approximately 12,883,000 common shares at September 30, 2002. The loan bears interest at an annual rate of 12% and is payable on demand. The beneficial conversion feature present in the issuance of the notes payable as determined on the date funds were received under the loan agreement totaled $386,645 for the nine months ended September 30, 2002 and was recorded as interest expense and additional paid-in capital.

NOTE 8 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (UNAUDITED)

NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

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

The beneficial conversion feature present in the issuance of the Series A Stock as determined on the date of issuance of the Series A Stock totaled $49,835 and is treated as a reduction in earnings available (increase in loss attributable) to common stockholders over the period from the date of issuance of the Series A Stock to the earliest date such shares may be converted. Holders of Series A Stock are not entitled to receive dividends. Additionally, Series A Stock has no voting power.

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

During February 2002, the Company issued 400,000 shares of common stock in exchange for debt of $24,000.

In May 2002, the Company issued 11,452,900 shares of common stock previously issuable.

On May 23, 2002, the Company acquired certain assets and liabilities of SSM, in connection with this acquisition 7,000,000 shares of the Company's common stock were to be issued as part of the purchase price. At September 30, 2002, these shares have not been issued and are included in common stock issuable.

In July 2002, the lender converted loans aggregating $50,000 into 2,500,000 shares of common stock. As of September 30, 2002, 1,299,547 of these shares have been issued; the remaining 1,200,453 shares have not been issued and are included in common stock issuable at September 30, 2002.

During the three months ended September 30, 2002, the Company issued 6,839,153 shares of common stock for debt of $340,234. As of September 30, 2002, none of these shares have been issued and are included in common stock issuable at September 30, 2002.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (UNAUDITED)

NOTE 9 - SEGMENT INFORMATION

Information with respect to these reportable business segments for the nine months ended September 30, 2002 and 2001 is as follows:

                                   For the Nine Months Ended September 30, 2002
                    --------------------------------------------------------------------------
                     Trade Show                                 Automobile and
                    Displays and    E-Commerce                    Small Part      Consolidated
                      Graphics       Solutions    Trade Show     Manufacturing       Total
                    ------------    ----------    ----------    --------------    ------------
Net Revenues .......   $317,026      $158,034      $304,373               -          $779,433
                    ============    ==========    ==========    ==============    ============
Net (Loss) Income ..  $(710,151)      $77,246       $(1,768)       $(69,972)        $(704,645)
                    ============    ==========    ==========    ==============    ============
Total Assets .......   $134,615       $57,201      $776,987        $617,748        $1,586,551
                    ============    ==========    ==========    ==============    ============

                                   For the Nine Months Ended September 30, 2001
                    --------------------------------------------------------------------------
                     Trade Show                                 Automobile and
                    Displays and    E-Commerce                    Small Part      Consolidated
                      Graphics       Solutions    Trade Show     Manufacturing       Total
                    ------------    ----------    ----------    --------------    ------------
Net Revenues .......   $261,164      $115,618       $     -        $      -          $376,782
                    ============    ==========    ==========    ==============    ============
Net Loss ...........  $(556,773)    $(129,901)      $     -        $      -         $(686,674)
                    ============    ==========    ==========    ==============    ============

NOTE 10 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements which may apply to the Company.

In August 2001, the FASB issued Statement No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe the adoption of SFAS No. 144 will have a material effect on its consolidated financial position or results of operations.

In November 2001, the FASB EITF reached a consensus to issue a FASB Staff Announcement Topic No. D-103 (re-characterized in January 2002 as EITF Issue No. 01-14), "Income Statement Characterization of Reimbursement Received for `Out-of-Pocket' Expenses Incurred" which clarifies that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. This consensus should be applied in financial reporting periods beginning after December 15, 2001. Upon application of this consensus, comparative financial statements for prior periods should be reclassified to comply with the guidance in this consensus. The adoption of this consensus did not have a material effect on the Company's consolidated financial position or results of operations.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (UNAUDITED)

NOTE 10 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In July 2002, the FASB issued Statement No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." This Standard supercedes the accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including "Certain Costs Incurred in a Restructuring"). SFAS No. 146 requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating this Standard.

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

We reduced our costs and expenses by reducing staff, consolidating office space, and reducing administrative functions. These actions were necessary due to the recurring losses and lack of cash resources. We are presently reevaluating our business structure and are planning to either obtain capital required to resume normal business operations or to acquire complimentary businesses in exchange for shares of our common stock. However, there can be no assurance that we will be successful in achieving profitability or acquiring additional capital or that such capital, if available, will be on terms and conditions favorable to us.

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

We completed our 2002 SOUTH FLORIDA Men's Expo - "Big Boy's and Their Toys Show," which took place October 18-20 in Fort Lauderdale. The Fort Lauderdale show was our second Expo this year; the first event took place in Phoenix on June 21-23. Big Boys and Their Toys Men's Expo is presently scheduled in Phoenix (June 6-8, 2003), in Dallas (October 4-6, 2003), and in Fort Lauderdale (December 5-7, 2003), with dates in Denver, Chicago, and West Palm Beach, Fla. pending for 2003 and 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for Dynamic Imaging includes revenue recognition and accounting for stock based compensation.

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

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001.

Revenues

Net sales for the nine months ended September 30, 2002 were $779,433 as compared to net sales of $376,782 for the nine months ended September 30, 2001. The increase in sales of $402,651 was substantially due to our acquisition of Hi Tech Expos, Ltd. d/b/a Twenty First Century Promotions. During the nine months ended September 30, 2002 and 2001, net revenues by segment were as follows:

                     Trade Show                                 Automobile and
                    Displays and    E-Commerce                    Small Part      Consolidated
                      Graphics       Solutions    Trade Show     Manufacturing       Total
                    ------------    ----------    ----------    --------------    ------------
2002
----
Net Revenues          $317,026       $158,034      $304,373       $     -           $779,433
                    ============    ==========    ==========    ==============    ============

2001
----
Net Revenues          $261,164       $115,618      $      -       $     -           $376,782
                    ============    ==========    ==========    ==============    ============

For the nine months ended September 30, 2002, we increased revenues from our trade show displays and graphics business to $317,026 from net revenues of $261,164 for the nine months ended September 30, 2001, an increase of $55,862. The increase was attributable to our increased marketing efforts. This increase was offset by a decrease in net revenues from our E-commerce Solutions segment of $42,416.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (CONTINUED)

Operating Expenses

Advertising and promotion related to our trade show segment and amounted to $222,582 for the nine months ended September 30, 2002.

Consulting fees were $39,394 for the nine months ended September 30, 2002 as compared to $158,202 for the nine months ended September 30, 2001. During the nine months ended September 30, 2001, substantially all of our consulting fees were incurred from the issuance of common stock for services. These shares were valued at the fair values and charged to consulting fees.

Contract labor expenses include costs and commissions related to our sales force that is comprised of both direct employees of the Company (included in salaries) and independent sales representatives. Contract labor also includes costs of certain individuals related to administration and purchasing who are engaged on a contractual basis. Contract labor expenses were $77,689 for the nine months ended September 30, 2002 as compared to $55,065 for the nine months ended September 30, 2001. The increase in contract labor is attributable to the use of additional independent contractors and sales representatives for our tradeshow segment.

Professional fees were $46,500 for the nine months ended September 30, 2002 as compared to $42,105 for the nine months ended September 30, 2001. The increase is attributable to the fact that we incurred additional legal and accounting fees in connection with the acquisitions of our newest subsidiaries.

Rent expense was $77,339 for the nine months ended September 30, 2002 as compared to $49,200 for the nine months ended September 30, 2001. The increase of $28,139 was due to additional office rentals of our subsidiaries.

Salaries were $85,203 for the nine months ended September 30, 2002 as compared to $407,640 for the nine months ended September 30, 2001. The decrease of $322,437 was directly attributable to the reduction in our sales force and the amendment of employment agreements with officers of the Company.

Selling, general and administrative expenses, which include travel and entertainment, insurance, auto, telephone and other expenses were $257,032 for the nine months ended September 30, 2002 as compared to $201,916 for the nine months ended September 30, 2001. The increase of $55,116 is directly attributable to our acquisition of Hi Tech Expos, Ltd., such increase includes costs associated with our Men's Expo, "Big Boys & Their Toys" such as equipment and facility rentals.

Other Expenses

Interest expense was $471,156 for the nine months ended September 30, 2002 as compared to $47,365 for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, we recorded beneficial interest of $386,645 related to convertible notes payable

As a result of the foregoing factors, we incurred net losses of $704,645 or ($.02) per share for the nine months ended September 30, 2002 as compared to a net loss of $686,674 or ($.07) per share for the nine months ended September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred losses of $5,040,015. Our operations have been funded by the sale of common stock with gross proceeds of approximately $1,000,000 since inception. Additionally, we signed convertible debentures and note agreements and borrowed approximately $600,000 from third parties and related parties. These funds were used for working capital and capital expenditures.

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

During the nine months ended September 30, 2002, our operating cash requirement was $244,662 attributable to a net loss of $704,645, an increase in accounts receivable of $241,213 and an increase in prepaid expenses of $54,199 mitigated by non-cash charges for depreciation of $49,577 and beneficial interest on notes payable of $386,645, an increase in accounts payable and accrued expenses and other liabilities of $126,330 due to non-payment and an increase in deferred revenues of $192,153. The net remaining shortfall was primarily funded by net proceeds from notes payable of $338,656 and proceeds from preferred stock of $10,990 during the nine months ended September 30, 2002.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and principal financial and accounting officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this Quarterly Report on Form 10-QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and principal financial and accounting officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         We are not involved in any material litigation

Item 2.  Changes in Securities and use of Proceeds

         On March 1, 2002, we acquired 100% of the outstanding Common Stock of Hi Tech Expos, Ltd. d/b/a Twenty First Century Promotions, an Arizona corporation, in exchange for 4,941,175 shares of our common stock.

         During January through June 2002, we borrowed additional funds under a loan agreement amounting to $77,987. On March 2002, the lender converted loans aggregating $125,201 into 6,260,095 of common stock.

         During February 2002, we issued 400,000 shares of common stock in exchange for debt of $24,000.

         In May 2002, we issued 11,452,900 shares of common stock previously issuable.

         On May 23, 2002, we acquired certain assets and liabilities of SSM, in connection with this acquisition 7,000,000 shares of our common stock were to be issued as part of the purchase price. At September 30, 2002, these shares have not been issued and are included in common stock issuable.

         In July 2002, the lender converted loans aggregating $50,000 into 2,500,000 shares of common stock. As of September 30, 2002, 1,299,547 of these shares have been issued; the remaining 1,200,453 shares have not been issued and are included in common stock issuable at September 30, 2002.

         During the three months ended September 30, 2002, we issued 6,839,153 shares of common stock for debt of $340,234. As of September 30, 2002, none of these shares have been issued and are included in common stock issuable at September 30, 2002.

Item 3. Defaults Upon Senior Securities

         We are currently in default on our notes payable with a financial institution and other entities.

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  99.1 Certification of Chief Executive and Principal Accounting Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

         (b)      Reports of Form 8-K

                  None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DYNAMIC IMAGING GROUP, INC.

Dated:   December 9, 2002             By: /s/ Roland Breton
                                          --------------------------------------
                                          Roland Breton, Chief Executive Officer
                                          and President

                                  CERTIFICATION

I, Roland Breton, the Chief Executive Officer and Principal Accounting Officer of Dynamic Imaging Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Dynamic Imaging Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 9, 2002                  /s/ Roland Breton
                                        Roland Breton, Chief Executive Officer
                                        and Principal Accounting Officer