Form 10KSB
period 2002-12-31
DYNAMIC IMAGING GROUP INC/FL
filed 2003-04-25
CIK 1079250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-KSB

         Annual report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the Fiscal Year Ended: December 31, 2002

                          Commission File No. 000-26446

                           DYNAMIC IMAGING GROUP, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

                Florida                           65-0903895
        ------------------------      ---------------------------------
        (State of Incorporation)      (IRS Employer Identification No.)

                             3428 North Ocean Blvd.
                            Fort Lauderdale, FL 33008
               --------------------------------------------------
               (Address of principal executive offices) (zip code)

                      Issuer's Telephone No. (954) 564-1133
                                             --------------

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90
days. Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for twelve months ended December 31, 2002: $1,342,689.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the average bid and asked prices of such stock, at April 15, 2003 was $1,104,437

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 51,802,360 shares of common stock, as of March 31, 2003.

                       Documents Incorporated by Reference
                -------------------------------------------------
                                      NONE

Transitional Small Business Disclosure Format:  No

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                           DYNAMIC IMAGING GROUP, INC.

                                                                            PAGE
PART I

Item 1.  Description of Business..............................................3

Item 2.  Description of Property..............................................9

Item 3.  Legal Proceedings....................................................9

Item 4.  Submission of Matters to a Vote of Security Holders..................9


PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters..........................................9

Item 6.  Management's Discussion and Analysis or Plan of Operations..........11

Item 7.  Financial Statements................................................20

Item 8.  Changes in and Disagreements on Accounting and
         Financial Disclosure................................................20


PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act...................20

Item 10. Executive Compensation..............................................21

Item 11. Security Ownership of Certain Beneficial Owners and Management......23

Item 12. Certain Relationships and Related Transactions......................24

Item 13. Exhibits and Reports of Form 8-K....................................24

Item 14. Controls and Procedures.............................................25


SIGNATURES...................................................................25

CERTIFICATIONS...............................................................26

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

         On March 1, 2002, the Company acquired 100% of the outstanding common stock of Hi Tech Expos, Ltd. d/b/a Twenty First Century Promotions, an Arizona corporation ("TFCP"), in exchange for 4,941,175 shares of the Company's common stock. TFCP is a trade show marketing and management firm located in Scottsdale, Arizona. The number of shares issued may be increased in the event the Company acquires an additional corporation. The Company has not entered into a definitive agreement with the additional corporation and it is not known at this time whether the additional corporation will be acquired. The Company accounted for this acquisition using the purchase method of accounting. The purchase price exceeded the fair value of net liabilities assumed by $581,635. The excess has been applied to goodwill. TFCP is a trade show promotion company presently engaged in several men's expos known as "Big Boys and Their Toys". Currently, we have "Big Boys and Their Toys" expos planned for June 2003 in Phoenix, AZ, October 2003 in Dallas, TX, December 2003 in Fort Lauderdale, FL, and May 2004 in Palm Beach, FL.

         On May 23, 2002, the Company acquired certain assets and liabilities of Silver Star Management, Inc., a Florida corporation ("SSM") in exchange for 7,000,000 shares of the Company's common stock and a note payable of $50,000. SSM is an automobile engineering and small parts manufacturing company. The Company accounted for this acquisition using the purchase method of accounting. The purchase price was $575,000 exceeding the fair value of the net assets acquired by $125,000. The excess has been applied to goodwill. We changed the name of SSM to Florida Motor Corporation ("FMC"). FMC is a Hialeah, FL based automotive company specializing in the development and the design of innovative and cost-effective vehicles. FMC intends to create, assemble and is looking for distribution joint ventures in a number of developing countries.

         During January 2003, we agreed to purchase WHADDAYAWANT Interactive and Entertainment LLC through a cash and stock agreement. WHADDAYAWANT developed and implemented a unique niche market business utilizing Hollywood style special effects and technologies and applying these principles to exhibits, displays, and event for the purpose of promotion and marketing.

         We maintain a Web site at http://www.digiusa.net. The information contained on our Web site is not incorporated by reference in this report, and you should not consider it a part of this report. Our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, and any amendments to those reports are available free of charge on our Web site as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission.

THE INDUSTRY

         Our market analysis shows that during the past decade companies have realized the importance of displaying their products through trade shows, conventions, company meetings and the Internet. As a result, our management believes that the show and exhibition display industry and the Internet business have substantial growth potential both domestically and internationally. Adding our own Trade Show Promotion Company will allow our divisions to bundle many of the products we sell together.

         The show and exhibition display system and accessory market is a rapidly growing industry, both domestically and internationally. The trade show and exhibition industry and the internet eSolutions market are experiencing a dramatic change. Indices reveal that the growth rate of these industries has far exceeded expectations both domestically and internationally. They are two of the fastest growing businesses on the globe to enter the new millennium. From 1981-1990 the exhibition industry showed an increase of 72%. However, the 3,289 trade shows scheduled in 1989 is a diminutive number when compared to the 13,185 events of 2000 with 140 million attendees and 150 million companies exhibiting using in excess of 501,904,000 square feet of exhibit space in 2000. The increase of 9,896 exhibitions represents a growth rate of over 300%.

         Additionally, through the acquisition of Hi Tech, we have entered into the trade show marketing and management business. Trade show exhibitors pay a fixed price per square foot of booth space. In addition, we receive revenues from attendee fees at trade shows and conferences and from exhibitor sponsorships of promotional media.

THE TRADE SHOW DISPLAY MARKET

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

TWENTY FIRST CENTURY PROMOTIONS

         Twenty First Century has expanded its existing Men's Expo into three markets for the year 2003 and four markets for year 2004, with shows taking place in Phoenix, AZ, Fort Lauderdale, FL, Dallas, TX and West Palm Beach, FL. With these show the sales teams will be able to expose all the DIGI products to an additional 1,000 clients/companies this year alone.

FLORIDA MOTOR CORP.

         Florida Motor Corp. is completing the research and development of its first vehicle the COYOTE 4X4 and the inception of the COYOTE 4X4 Kit. The Company expects to commence sales of the kits though its distribution network and corporate sales.


WHADDAYAWANT INTERACTIVE AND ENTERTAINMENT

         WHADDAYAWANT Interactive and Entertainment with its customized and innovative exhibit format has successfully moved from single use, specialized customers to a diverse clientele with cross marketing potential WHADDAYAWANT has gained the reputation for creating the "one of a kind", "Cooler than Cool" environment for product and service promotions.

WARRANTIES

         Dynamic Imaging warrants to the purchaser, on a no time limit basis, to repair or replace (at our option), the frame provided. This warranty is provided only with sales and not with rentals. All electrical parts and components are covered for a period of one year from the date of purchase. The conditions of the warranty are that the unit shall have been employed under conditions of normal use and service, there can be no evidence of tampering and improper handling and that other relevant information relating to the unit be provided to Dynamic Imaging. Graphics are excluded from our warranty. Our primary supplier of frame displays is Jemco Displays, which provides us and our customers with a comparable product warranty. Other display suppliers provide similar warranties. In view of the sturdy nature of the materials provided, we do not believe that full replacement would be necessary for a majority of circumstances as repairs could be handled by either ourselves, our distribution personnel, Jemco Display or other suppliers. To date, we have not received requests for any returns or requests under our warranty.

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

MARKETING PHILOSOPHY AND STRATEGY

         We intend to expand our Trade Show Production Company to multiple venues throughout the country allowing our show display, automotive, interactive and eSolutions marketing and sales teams to benefit from the many new leads generated by these shows. We also will gear our operations to local companies with display and Website needs and small trade shows that cater to individuals, as well as to create product awareness to enhance sales and rentals through our Website and existing distribution network.

COMPETITION

         We estimate that there are approximately 15 major manufacturers of pop-up display systems worldwide. Our leading competitors are Skyline, Nomadic, Abex and Expo Design, all of which are engaged in direct sales. We believe that there are presently no national competitors offering rental service other than independent local competitors scattered throughout the United States in local areas. The unique format and production style of Twenty First Century Promotions along with choosing venues that are compatible with the theme of the Trade show being promoted will enhance their success.

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

         We also compete for venues, sponsorships, exhibitors and show attendees in the trade show and conference marketplace. This market is also highly fragmented. In 2003, approximately 2,500 trade shows are expected to be held in the United States and Canada. About 1,500 independent companies and industry associations are expected to produce these shows, according to industry sources. Because our industry is relatively easy to enter, additional competitors may enter these markets. Our trade shows and conferences generally compete on the basis of:

        - the availability of attractive venues and dates;

        - the ability to provide events that meet the needs of particular market segments;

        - the ability to attract qualified attendees; and

        - the ability to provide high-quality show services, exhibition space, and attractive marketing and sponsorship opportunities.

         In addition, in our trade show and conference business, we compete with many industry associations and, in several countries, the trade show and conference hall owner and operator may also be a competitor.

         The worldwide automotive industry is affected significantly by a number of factors over which we have little control, including general economic conditions. In the United States, the automotive industry is a highly-competitive, cyclical business that has a wide variety of product offerings. In any year, industry demand depends largely on general economic conditions, the cost of purchasing and operating cars, and the availability and cost of credit and fuel. Industry demand for kit cars also reflects the fact that cars are durable items that people generally can wait to replace.

GOVERNMENTAL REGULATION

         The worldwide automotive industry is also affected significantly by a substantial amount of costly governmental regulation. In the United States, for example, governmental regulation has arisen primarily out of concern for the environment, for greater vehicle safety, and for improved fuel economy. Many governments also regulate local content and/or impose import requirements as a means of creating jobs, protecting domestic producers, or influencing their balance of payments.

EMPLOYEES

         Dynamic Imaging currently has 16 employees, six of whom are involved in sales and clerical 3 involved in IT, 2 involved in graphics and 5 of whom are involved in management. No employees are presently represented by any labor unions. We believe our relations with employees to be good, however additional employees will need to be recruited to meet our growth projections.

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

         We maintain our executive office, sales and warehouse facility at 3428 North Ocean Boulevard, Fort Lauderdale, Florida 33308. We lease our executive offices, sales facility and warehouse facility at the rate $3,275 per month. Additionally, we lease our manufacturing facilities in Hialeah, Florida under a two year operating lease with monthly payments of approximately $3,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
         -----------------------------------------------------

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND OTHER STOCKHOLDER MATTERS
         ------------------------------------------------------

         Our common stock is traded on the OTC Bulletin Board under the symbol DYIG. The following table sets forth the range of high and low closing sale price as reported by the OTC Bulletin Board for our common stock for the fiscal quarters indicated. The OTC Bulletin Board quotations represent quotations between dealers without adjustment for retail mark-up, markdowns or commissions and may not represent actual transactions.

         Quarter Ended               HIGH BID          LOW BID
         -----------------------------------------------------
         March 31, 2001                0.56              0.09
         June 30, 2001                 0.15              0.03
         September 30, 2001            0.32              0.04
         December 31, 2001             0.18              0.04

         March 31, 2002                0.12              0.05
         June 30, 2002                 0.19              0.06
         September 30, 2002            0.19              0.06
         December 31, 2002             0.09              0.04
         April 11, 2003                0.35              0.04

Dividend Policy

         No dividends have been paid on the shares of our common stock, and we do not anticipate the payment of cash dividends in the foreseeable future. We anticipate that, for the foreseeable future any profit we report will be devoted to our future operations and that cash dividends would not be paid to our shareholders.

         As of April 16, 2003 there were approximately 244 registered holders of record of the Company's common stock

RECENT SALES OF UNREGISTERED SECURITIES

         The following discussion details securities sold by us during the last fiscal year which were not registered under the provisions of the Securities Act of 1933.

         The Company conducted an offering of Series A Convertible Preferred Stock which began in October 2001. The shares were offered without registration under the Securities Act of 1933 pursuant to the exemption from registration under Regulation S. 498,350 shares were sold to 44 individual investors for a net price of $.10 per share. Stein Morgan International, Ltd. was Distribution Agent for the offering. The purchasers acknowledged that the shares were not registered under the Securities Act of 1933 and could not be sold except pursuant to registration or an exemption. During the year ended December 31, 2002, the Company issued an additional 9,900 shares of its Series A Convertible Preferred Stock for proceeds of $990 or $.10 per share.

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

         During December 2001, the Company agreed to issue 7,952,900 restricted shares of its common stock in full satisfaction of accrued salaries and debt amounting to $318,116. These shares were valued at $.04 per share, the fair values at the date of issuance. As of December 31, 2001, the shares had not been issued. The shares are included in common stock issuable at December 31, 2001.

         In connection with the termination of certain employment agreements with certain Company officers and former officers, the Company's issued 3,500,000 shares of common stock. These shares were valued at a fair market value of $.04 per share, for an aggregate of $140,000 and charged to operations. As of December 31, 2001, the shares had not been issued, such shares were issued during 2002.

On March 1, 2002, the Company acquired 100% of the outstanding Common Stock of Hi Tech Expos, Ltd. d/b/a Twenty First Century Promotions, an Arizona corporation, in exchange for 4,941,175 shares of the Company's common stock. The number of shares issued may be increased in the event the Company acquires a specific additional corporation identified in the agreement. The Company has not entered into a definitive agreement with the additional corporation and it is not known at this time whether the additional corporation will be acquired.

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

On May 23, 2002, the Company acquired certain assets and liabilities of SSM, in connection with this acquisition 7,000,000 shares of the Company's common stock were to be issued as part of the purchase price. At December 31, 2002, these shares have not been issued and are included in common stock issuable.

In July 2002, a lender converted loans aggregating $50,000 into 2,500,000 shares of common stock.

On September 30, 2002, the Company issued 6,838,153 shares of common stock for debt of $340,234. As of December 31, 2002, 3,505,820 of these shares have not been issued and are included in common stock issuable at December 31, 2002.

In November 2002, a lender converted loans aggregating $24,004 into 1,200,180 shares of common stock.

On December 17, 2002 the Company issued 950,000 shares of its restricted common stock to four employees for services rendered. The Company valued these shares at the fair market value on the date of issuance or $66,500 ($0.07 per share); the Company has recorded such amount as compensation.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL OVERVIEW

         Dynamic Imaging Group, Inc. (the Company) was formed in March 1998 and is engaged in the sale, marketing and rental of portable show displays, accessories graphics, Internet solutions through an independent network of outlets throughout the United States and the placement of the Companies own Trade show's "Big Boys And Their Toys" in multiple markets throughout the United States and the sales, assembly, and R&D of its own vehicles. The Company maintains its principal business operations in Fort Lauderdale, Florida.

         Management believes acquisitions and the continuing development of new areas of expertise will position the Company to increase its revenue base and move toward its current goals of becoming a leading Trade Show Promotion Company, display and graphics company, and Internet solutions provider, and kit car provider through the continued offering of expanded products and services to a larger customer network.

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

         On March 1, 2002, we acquired 100% of the outstanding common stock of Hi Tech Expos, Ltd. d/b/a Twenty First Century Promotions, an Arizona corporation ("TFCP"), in exchange for 4,941,175 shares of the Company's common stock. TFCP is a trade show marketing and management firm located in Scottsdale, Arizona.

         On May 23, 2002, the Company acquired certain assets and liabilities of Silver Star Management, Inc., a Florida corporation ("SSM") in exchange for 7,000,000 shares of the Company's common stock and a note payable of $50,000. SSM is an automobile engineering and small parts manufacturing company. The Company formed and operates this subsidiary under the name Florida Motor Corporation.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001.

REVENUES

         Net sales for the year ended December 31, 2002 were $1,342,689 as compared to net sales of $417,960 for the year ended December 31, 2001. The increase in sales of $924,729 was substantially due to our acquisition of Hi Tech Expos, Ltd. d/b/a Twenty First Century Promotions. During the years ended December 30, 2002 and 2001, net revenues by segment were as follows:

               Trade Show                           Automobile and
              Displays and  E-Commerce               Small Part     Consolidated
                Graphics    Solutions   Trade Show  Manufacturing       Total
              ------------  ----------  ----------  -------------   ------------
2002
Net Revenues    $478,548     $271,975    $592,166      $   -         $1,342,689
              ============  ==========  ==========  =============   ============

2001
Net Revenues    $281,739     $136,221    $   -         $   -           $417,960
              ============  ==========  ==========  =============   ============

         For the year ended December 31, 2002, we increased revenues from our trade show displays and graphics business to $478,548 from net revenues of $281,739 for the year ended December 31, 2001, an increase of $196,809. The increase was attributable to our increased marketing efforts. Additionally, revenues from our E-Commerce Solutions segment increased $135,754.

COST OF SALES

         Cost of sales for the year ended December 31, 2002 was $233,763 or 17% of our revenues. During the year ended December 31, 2001 our cost of sales was $110,144 or 26% of our revenues. The decrease in our cost of sales is attributable to the acquisition of our 21st Century subsidiary and its higher margins due to the service oriented nature of its business.

OPERATING EXPENSES

         Advertising and promotion related primarily to our trade show segment and amounted to $463,343 for the year ended December 31, 2002.

         Consulting fees were $69,672 for the year ended December 31, 2002 as compared to $158,202 for the year ended December 31, 2001. During the year ended December 30, 2002, substantially all of our consulting fees were incurred from the issuance of common stock for services. These shares were valued at the fair values and charged to consulting fees.

         Contract labor expenses include costs and commissions related to our sales force that is comprised of both direct employees of the Company (included in salaries) and independent sales representatives. Contract labor also includes costs of certain individuals related to administration and purchasing who are engaged on a contractual basis. Contract labor expenses were $161,331 for the year ended December 31, 2002 as compared to $66,056 for the year ended December 31, 2001. The increase in contract labor is attributable to the use of additional independent contractors and sales representatives for our tradeshow segment.

         Depreciation and amortization expense was $90,410 for the year ended December 31, 2002 as compared to $193,171 for the year ended December 31, 2001 a decrease of $102,761. This decrease was due to a write down of goodwill on our Digi E-Solutions subsidiary of approximately $146,000 during 2001.

         Professional fees were $54,183 for the year ended December 31, 2002 as compared to $43,105 for the year ended December 31, 2001. The increase of $11,078 is attributable to the fact that we incurred additional legal and accounting fees in connection with the acquisitions of our newest subsidiaries.

         Rent expense was $119,112 for the year ended December 31, 2002 as compared to $61,015 for the year ended December 31, 2001. The increase of $58,097 was due to additional office rent and rentals of facilities hosting our 21st Century trade show productions.

         Salaries were $139,909 for the year ended December 31, 2002 as compared to $472,526 for the year ended December 30, 2001. The decrease of $332,617 was directly attributable to the reduction in our sales force and the amendment of employment agreements with officers of the Company.

         Selling, general and administrative expenses, which include travel and entertainment, insurance, auto, telephone and other expenses were $565,390 for the year ended December 31, 2002 as compared to $487,004 for the year ended December 31, 2001. The increase of $78,386 is directly attributable to our acquisition of Hi Tech Expos, Ltd. Such increase includes costs associated with our Men's Expo, "Big Boys & Their Toys" such as equipment and facility rentals.

OTHER EXPENSES

         Interest expense was $651,325 for the year ended December 31, 2002 as compared to $106,442 for the year ended December 31, 2001 an increase of $544,883. This increase was due to recording beneficial interest of $470,218 related to convertible notes payable as well as additional interest related to an increase in our borrowing on this convertible debenture.

         As a result of the foregoing factors, we incurred net losses of $1,205,749 or ($.03) per share for the year ended December 31, 2002 as compared to a net loss of $1,283,650 or ($.11) per share for the year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have incurred losses of $5,541,119. Our operations have been funded by the sale of common stock with gross proceeds of approximately $1,000,000 since inception. Additionally, we signed convertible debentures and note agreements and borrowed approximately $890,000 from third parties and related parties. These funds were used for working capital and capital expenditures.

         We have no other material commitments for capital expenditures. We believe that we have sufficient liquidity to meet all of our current cash requirements for the next twelve months through cost reductions and increased marketing efforts together with additional proceeds from common stock sales. A key element of our strategy is to evaluate opportunities to expand through acquisition of companies engaged in similar and related complementary businesses. Any additional acquisitions may require additional capital, although there can be no assurances that any acquisitions will be completed. Also, we believe that additional funding will be necessary to expand our market share.

         During the year ended December 31, 2002, our operating cash requirement was $458,584 attributable to a net loss of $1,205,744, an increase in our operating assets of $72,687 mitigated by non-cash charges for depreciation of $90,410, beneficial interest on notes payable and Series A Preferred stock of $543,205, and compensation related to the issuance of common stock for services rendered of $66,500, and an increase in accounts payable and accrued expenses and other liabilities of $119,737 due to non-payment. Our remaining cash flow was primarily funded by net proceeds from notes payable of $543,204 and proceeds from preferred stock of $10,000 during the year ended December 31, 2002.

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 1 to the audited financial statements included in this Annual Report on Form 10-KSB. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

REVENUE RECOGNITION

         Revenues from display sales are recognized upon shipment to the customer. Revenues from graphic sales are recognized upon job completion. We record revenues from display rentals when the rentals are completed and billed.

         Revenues from our trade-show marketing subsidiary, Hi-Tech, recognizes revenues upon the completion of the trade show for which its customer have paid. Additionally, Hi-Tech recognizes revenues from paid attendance at its trade shows upon receipt.

         Revenues from our automobile and parts manufacturing division are recognized upon shipment to its customers.

STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

RECENT PRONOUNCEMENTS

         Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounting for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The implementation of SFAS 142 on January 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

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

         SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The implementation of SFAS 144 did not have a material effect on the Company's financial position, results of operations or liquidity.

         Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary.

         Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transactions that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 on October 1, 2002 did not have a material impact on the Company's financial position, results of operations or liquidity.

         Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         You should carefully consider the following risks in evaluating our Company. The risks described below are not the only ones that we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. Our business, operating results or financial condition could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. You should also refer to the other information set forth in this Report, including our financial statements and the related notes.

         We caution readers that certain important factors may affect our actual results and could cause those results to differ significantly from any forward-looking statements made in this report or otherwise made by or on behalf of the Company.

         We have negative working capital. Primarily due to losses from operations. We had a negative working capital of $1,458,744 at December 31, 2002 and have continued to need cash for operations.

         Our accountants have issued a going concern opinion due to the lack of capital. Because of the uncertainties in our ability to satisfy our future capital needs, our auditors' report on our financial statements for the year ended December 31, 2002 contains an explanatory paragraph about our ability to continue as a going concern.

         We may need additional capital to be successful, which will potentially dilute the value of shares of shareholders. We need substantial capital to execute our business plan. To finance our operations to date, we have relied on private offerings of common stock and loans. The terms, on which we may obtain additional financing, including the exercise of the outstanding options may dilute the existing shareholders investments, or otherwise adversely affect their position. It is also possible that we will be unable to obtain the additional funding we need as and when we need it. If we were unable to obtain additional funding as and when needed, we could be forced to curtail our operations.

         Our assets are subject to a lien, and if judgments are entered and enforced, it may shut down our operations. We have granted a lien on all of our assets in connection with a financing transaction. We are current in the repayment obligation. Unless we are successful in repaying this obligation, our business may be shut down if these creditors are able to collect on their judgments.

         There are many competitors in our markets and we may not be able to compete effectively against them. There are many companies that sell trade show displays and graphics. Additionally, there are numerous trade show event companies and other event coordinators that compete for ticket sales and exhibitor participation. Most of these companies compete with us for business. We expect competition to continue to increase as there are no substantial barriers to entry into our market. Increased competition could result in reductions in the fees we receive for our services, lower margins or loss of clients. Any of these occurrences could materially and adversely affect our business, financial condition and results of operations. Competition is also likely to increase significantly, not only as new entities enter the market, but also as current competitors expand their services.

         Our ability to compete depends on a number of factors, many of which are outside of our control. These factors include ease of use, timing and market acceptance of new and enhanced services, and level of sales and marketing efforts.

         Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, existing relationships with major vendors and trade show arenas and may have significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can to the development and promotion of their services. These competitors may also engage in more extensive development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies. Our competitors may develop services that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. We may not be able to compete successfully or competitive pressures may have a material adverse effect on our business, results of operations and financial condition.

         Our business has been concentrated with a few suppliers. We are been reliant on a single vendor for the majority of our trade show display product. Consequently, our success is materially dependent on its relationship with this vendor and its continued viability.

         Our success is based on increasing demand for our products and services. We depend on the continued demand for our trade show display products, our web and Internet solutions, and public interest in the trade shows that we offer. We cannot assure you that our business strategy will be successful or that we will successfully address these risks or difficulties. If we should fail to adequately address any of these risks or difficulties, our business would likely suffer.

         We rely on our senior management and will be harmed if any or all of them leave. Our success is dependent on the efforts, experience and relationships of Roland Breton and other essential staff. If any of these individuals become unable to continue in their role, our business or prospects could be adversely affected. Although we have entered into an employment agreement with each of our executive officers, we cannot assure you that such individuals will continue in their present capacity for any particular period of time.

         There is only a limited public market for our shares, and if an active market does not develop, investors may have difficulty selling their shares. There is a limited public market for our common stock. We cannot predict the extent to which investor interest in us will lead to the development of an active trading market or how liquid that trading market might become. If a liquid trading market does not develop or is not sustained, it may be difficult for investors to sell shares of our common stock at a price that is attractive. As a result, an investment in our common stock may be illiquid and investors may not be able to liquidate their investment readily or at all when he/she desires to sell.

         Fluctuations in our operating results may adversely affect our stock price and purchasers of our shares of common stock may lose all or a portion of their investment. Historically, there has been volatility in the market price for our common stock. Our quarterly operating results, changes in general conditions in the economy, the financial markets, or other developments affecting us or our competitors, could cause the market price of our common stock to fluctuate substantially. We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors. Factors that may adversely affect our quarterly operating results include:

o the announcement or introduction of new products by us and our competitors;

o our ability to retain existing clients and attract new clients at a steady rate, and maintain client satisfaction;

o the amount and timing of operating costs and capital expenditures relating to expansion of our business and operations;

o general economic conditions and economic conditions specific to the healthcare industry.

         As a result of these factors, in one or more future quarters, our operating results may fall below the expectations of securities analysts and investors. In this event, the market price of our common stock would likely be materially adversely affected.

         If the selling shareholders all elect to sell their shares of our common stock at the same time, the market price of our shares may decrease. It is possible that the selling shareholders will offer all of the shares for sale. Further, because it is possible that a significant number of shares could be sold at the same time, the sales, or the possibility thereof, may have a depressive effect on the market price of our common stock.

         Because our stock currently trades below $5.00 per share, and is quoted on the OTC Bulletin Board, our stock is considered a "penny stock" which can adversely effect its liquidity. Our common stock does not currently qualify for listing on the Nasdaq stock market and we do not foresee that we will qualify for such a listing in the foreseeable future. If our common stock continues to be quoted on the OTC Bulletin Board, and the trading price of our common stock remains less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

         SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         ---------------------------------------------------------------

         The following table sets forth the names, ages and positions concerning Dynamic Imaging and ages of our executive officers and directors. Directors will be elected at our annual meeting of shareholders and serve for one year or until their successors are elected and qualify. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

     NAME                     AGE          POSITIONS HELD
     ----                     ---          --------------

Roland L. Breton               53          CEO/President and director

Alfred Tracy III               41          Secretary and director

Mark Graham                    53          Director


         ROLAND L. BRETON has served as CEO since October 2001 and has served as President and director since March 1998. Between September 1996 and December 1998 Mr. Breton served as Director and President of Olympus Ventures, Inc. Between November 1995 and September 1996, Mr. Breton was President of Olympus Mills, Inc., the manufacturing division of Olympus Ventures, Inc. Between October 1993 and November 1995 he served as Executive Vice President of Madison Group Associates, Inc., an entertainment and fitness company.

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

         MARK GRAHAM has served as a Director since April 1, 2003. Between 1995 and 2002 Mr. Graham has owned and managed WHATDAYAWANT Interactive and Entertainment LLC and has extensive background in both the public and private sector.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company's knowledge, all reports required to be filed were timely filed in fiscal year ended December 31, 2002.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

         The following table sets forth information relating to the compensation paid by Dynamic Imaging during the past three fiscal years to its Chief Executive Officer and President. Each of the executives agreed to waive his salary and, consequently, did not earn any compensation during the fiscal year ended December 31, 1998, 1999. The company was unable to pay executive salaries during the years 2000, and 2001 and Mr. Breton, Mr. Morgan, and Mr. Tracy have all opted to accept company stock as payment for their accrued salaries.

                           SUMMARY COMPENSATION TABLE
 ------------------------------------------------------------------------------
                          Annual Compensation      Long-Term Compensation Awards
                       --------------------------    -----------------------
                                                     Annual      Restricted
 Name and Principal                                  Compen-    StockOptions/
      Position         Year     Salary      Bonus    sation       Award(s)
        (a)             (b)       (c)        (d)       (e)          (f)
 ------------------    ----    ---------    -----    -------    ------------
 Roland Breton,        2000    $ 120,000     -0-     120,000       300,000
 President             2001    $  96,000     -0-      96,000       800,000
                       2002    $  48,000     -0-      48,000       500,000

 Alfred Tracy III      2001    $ 116,000     -0-     116,000       500,000
 Secretary             2002    $  20,000     -0-      20,000       500,000

EMPLOYMENT AGREEMENTS

         In February 1998, Mr. Breton and Mr. Morgan entered into five year employment agreements with Dynamic Imaging, which entitled each of them to receive an annual base salary of $120,000 plus a bonus equal to 2.5% of Dynamic Imaging's total revenues for each year of the agreement with a maximum of 10% of gross profit. Each of the employment agreements also provides for the grant of options to purchase an aggregate of 1,500,000 shares at an exercise price of $.80 per share in five equal annual installments each year of employment commencing February 28, 2000 (for an aggregate of 3,000,000 shares). The options expire seven years from their date of vesting. The employment agreements also provide for an expense allowance equal to 10% of the base salary. The agreements further provide for an increase of at least 10% per year in the base salary amounts, and include non-compete and confidentiality provisions. The executive officer agreed to waive his salary for the period from February 1998 to February 1999. As of August 24, 2001 all of the company's executives agreed to a buyout of their existing contracts leading to the resignation of Mr. Morgan and the appointment of Mr. Tracy as secretary. On August 31, 2002 Mr. Breton entered into a one year contract at $48,000 per year with an additional bonus of 30% of the net profits up to a maximum of $150,000 per year and 6% of the net profit thereafter. The executive will receive a stock option at par value for 500,000 shares of common. On August 31, 2002, Mr. Tracy entered into a one year contract at $48,000 per year with an additional bonus of 20% of the net profits up to a maximum of $120,000 per year and 4% of the net profit thereafter. The executive will receive a stock option at par value for 500,000 shares of common.

STOCK OPTIONS

                               OPTION/SAR GRANTS IN LAST FISCAL YEAR
 ------------------------------------------------------------------------------------------------
 Individual Grants                               Potential Realizable      Alternative
                                                      Value At                  To
                                               Assumed Annual Rates Of     (f) and (g):
                                                       Stock                Grant Date
                                                Price Appreciation For        Value
                                                       Option
                                                        Term
 ---------------------------------------------------------------------------------------
                                Percent of
                 Number Of    Total Options/
                 Securities    SARs Granted
                 Underlying    To Employees   Exercise Of   Grant Date/
                Options/SARs    In Fiscal      Base Price    Expiration
Name             Granted(#)       Year          (S/Sh)         Date       5%($)   10%($)  Value $
(a)                 (b)            (c)           (d)           (e)         (f)     (g)      (h)
 ------------------------------------------------------------------------------------------------
 Gary Morgan       900,000         100%          .80         2005/2010     N/A     N/A     N/A
 ------------------------------------------------------------------------------------------------
 Roland Breton     900,000         100%          .80         2005/2010     N/A     N/A     N/A
 Roland Breton   1,000,000          50%          .001        2005/2010     N/A     N/A     N/A
 ------------------------------------------------------------------------------------------------
 Alfred Tracy    1,000,000          50%          .001        2005/2010     N/A     N/A     N/A
 ------------------------------------------------------------------------------------------------

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

OPTION EXERCISES AND HOLDINGS

         The following table sets forth information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 2002, of each person named in the summary compensation table and the unexercised options held as of the end of the 2002 fiscal year.

                  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                         OPTION/SAR VALUES
 ------------------------------------------------------------------------------------------------
                                                                 Number of           Value Of
                                                                 Securities         Unexercised
                                                                 Underlying         In-The-Money
                                                                Unexercised         Options/SARs
                                                               Options/SARs          At Fiscal
                                 Shares                     At Fiscal Year-End       Year-End
                               Acquired On        Value         Exercisable/        Exercisable/
          Name                  Exercise        Realized       Unexercisable        Unexercisable
 ------------------------------------------------------------------------------------------------
 Gary Morgan, director             N/A             N/A           900,000/0               N/A
 ------------------------------------------------------------------------------------------------
 Roland Breton, CEO/President      N/A             N/A       1,400,000/500,000           N/A
 ------------------------------------------------------------------------------------------------
 Alfred Tracy III Secretary        N/A             N/A        500,000/500,000            N/A
 ------------------------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The following table sets forth information as of April 15, 2003, with respect to the beneficial ownership of shares of common stock by (i) each officer and director, (ii) each person or entity known by Dynamic Imaging to be the owner of more than 5% of the outstanding shares of common stock, or to be and (iii) all officers and directors as a group. The address of each person is c/o Dynamic Imaging Group, Inc., 3428 North Ocean Boulevard, Fort Lauderdale, Florida 33308. There were 50,140,027 shares of Dynamic Imaging's common stock issued and outstanding as of April 16, 2003.

                                                         Approximate
                                                         Percentage of
                                    No. of            Outstanding Shares
 Name                               Shares            Beneficially Owned
 -----                              ------            ------------------

 Gary R. Morgan ................   6,353,000                11.40%
 Roland L. Breton ..............   7,208,791                13.00%
 Mark Graham ...................   5,150,000                 9.25%
 Alfred Tracy ..................   3,812,195                 6.85%
 William D. Rath ...............   4,369,387
 Gary Glava ....................   6,237,841

                                  ==========                ======
 All Officers and Directors
 as a Group (4 persons)           22,523,986                42.40%

         Gary Morgan is a director of Dynamic Imaging. His ownership includes 5,453,000 shares of common stock held by NRP Partners, Inc., a corporation which Mr. Morgan serves as President. Also includes options to purchase 900,000 shares of common stock exercisable at a purchase price of $.80 per share, which options became exercisable February 28, 2002 which vest in three equal annual installments commencing February 28, 2000 and are exercisable for a period of seven years from the date of vesting.

         Roland Breton is CEO/President and director. His ownership includes 1,616,666 shares of common stock held by his spouse and two children and 5,092,125 shares of the Company's common stock held by A.R. Fortune, a corporation controlled by his spouse. Mr. Breton disclaims beneficial ownership of the shares owned by his spouse, children and A.R. Fortune. His ownership also includes options to purchase 900,000 shares of common stock exercisable at a purchase price of $.80 per share, which options became exercisable February 28, 2000 which vest in three equal annual installments commencing February 28, 2002, and are exercisable for a period of seven years from the date of vesting and the options on 500,000 shares that became available in September 2002. Does not include the options on 500,000 shares that become available in September 2003.

         Alfred Tracy III is Secretary and director. His ownership includes 2,812,199 shares of common stock held by his father. Mr. Tracy disclaims beneficial ownership of the shares owned by his father. His ownership also includes the options on 500,000 shares that became available in September 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         Certain officers of the Company advanced the Company funds for operations. At December 31, 2002, the Company owed these related parties $160,586. These amounts are non-interest bearing, non-collateralized, and are payable on demand.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      EXHIBITS

         EXHIBITS   DESCRIPTION OF DOCUMENT
         --------   -----------------------

           3.1      Articles of Incorporation of Dynamic Imaging Group, Inc.*

           3.2      Bylaws of Dynamic Imaging Group, Inc.*

          10.1 Employment Agreement between Dynamic Imaging Group, Inc. and Roland Breton dated August 31, 2001.*

          10.2 Employment Agreement between Dynamic Imaging Group, Inc. and Alfred Tracy III dated August 31, 2001.*

          10.3 Lease Agreement between Dynamic Imaging Group, Inc. and Luisa Certain and Maria Certain dated November 19, 1998.*

          10.4 Lease Agreement between Dynamic Imaging Group, Inc. and Luisa Certain and Maria Certain dated May 1, 1998.*

          10.5 Agreement with Hi Tech Expos, Ltd., d/b/a Twenty First Century Promotions dated March 1, 2002.**

          23.1      Subsidiaries.*

          99.1      Certifications
         ---------
         * Incorporated by reference to this Exhibit No. on Registrants Registration Statement on Form 10-SB.

         ** Incorporated by reference to this Exhibit No. on Registrants Form 8-K filed on April 12, 2002.

(b)      REPORTS ON FORM 8-K

         Form 8-K filed on April 12, 2002 pursuant to Item 2.
         Form 8-K filed on April 25, 2003 pursuant to Item 4.

ITEM 14. CONTROLS AND PROCEDURES

         Within the 90 days prior to the filing of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DYNAMIC IMAGING GROUP, INC.

April 24, 2003                          By: /s/ Roland L. Breton
                                            --------------------
                                            Roland L. Breton
                                            Chief Executive Officer

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 24, 2003                          By: /s/ Roland L. Breton
                                            ----------------------
                                            Roland L. Breton
                                            Director

April 24, 2003                          By: /s/ Alfred Tracy III
                                            ----------------------
                                            Alfred Tracy III
                                            Director and Secretary

April 24, 2003                          By: /s/ Gary Morgan
                                            ----------------------
                                            Gary Morgan
                                            Director

                                 CERTIFICATION

I, Roland Breton, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Dynamic Imaging Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;

    (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date");

    (c) Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

    (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 24, 2003                    /s/ Roland Breton
                                        Roland Breton
                                        Chairman, Chief Executive Officer and
                                        Principle Accounting Officer

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2002 and 2001


                                    CONTENTS


Report of Independent Certified Public Accountants...........................F-2

Consolidated Financial Statements:

    Consolidated Balance Sheet...............................................F-3

    Consolidated Statements of Operations....................................F-4

    Consolidated Statement of Changes in Stockholders' Deficit...............F-5

    Consolidated Statements of Cash Flows....................................F-6

Notes to Consolidated Financial Statements...........................F-7 to F-21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Dynamic Imaging Group, Inc. and Subsidiaries
Fort Lauderdale, Florida


We have audited the accompanying consolidated balance sheet of Dynamic Imaging Group, Inc and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynamic Imaging Group, Inc. and Subsidiaries, as of December 31, 2002, and the consolidated results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced losses from operations totaling $5,541,119 since inception, has cash used in operations of $458,584 in 2002, and has a working capital deficiency of $1,437,141 at December 31, 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/Sherb & Co., LLP
                                        Sherb & Co., LLP
                                        Certified Public Accountants
New York, New York
April 18, 2003

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2002

                                     ASSETS
CURRENT ASSETS:
    Cash ......................................................     $    48,046
    Accounts Receivable (Net of Allowance for
        Doubtful Accounts of $112,815) ........................          85,777
    Inventories ...............................................             453
                                                                    -----------

        Total Current Assets ..................................         134,276

PROPERTY AND EQUIPMENT - Net ..................................         472,056

MARKETABLE EQUITY SECURITIES ..................................           2,000
GOODWILL ......................................................         706,635
DUE FROM RELATED PARTIES ......................................           9,847
SECURITY DEPOSITS .............................................           4,671
                                                                    -----------

        Total Assets ..........................................     $ 1,329,485
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Notes and Debenture Payable ...............................     $   846,410
    Accounts Payable and Accrued Expenses .....................         347,137
    Accrued Salaries ..........................................          77,234
    Payroll Taxes Payable .....................................         123,645
    Customer Deposits .........................................          16,405
    Due to Related Parties ....................................         160,586
                                                                    -----------

        Total Current Liabilities .............................       1,571,417
                                                                    -----------

STOCKHOLDERS' DEFICIT:
    Preferred Stock (No Par Value; 4,000,000 Shares
        Authorized; No Shares Issued and Outstanding) .........               -
    Series A Convertible Preferred Stock (No Par Value;
        6,000,000 Shares Authorized; 508,250 Shares
        Issued and Outstanding) ...............................          50,825
    Common Stock ($.001 Par Value; 100,000,000 Shares
        Authorized; 43,123,540 Shares Issued and
        Outstanding ) .........................................          43,124
    Common Stock Issuable (10,505,820 Shares) .................          10,506
    Additional Paid-in Capital ................................       5,216,732
    Accumulated Deficit .......................................      (5,541,119)
    Unrealized Loss on Investment .............................         (22,000)
                                                                    -----------

        Total Stockholders' Deficit ...........................        (241,932)
                                                                    -----------

        Total Liabilities and Stockholders' Deficit ...........     $ 1,329,485
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the Years ended
                                                           December 31,
                                                    ---------------------------
                                                        2002           2001
                                                    ------------   ------------

NET SALES ........................................  $  1,342,689   $    417,960

COST OF SALES ....................................       233,763        110,144
                                                    ------------   ------------

GROSS PROFIT .....................................     1,108,926        307,816
                                                    ------------   ------------

OPERATING EXPENSES:
    Advertising and Promotion ....................       463,343              -
    Consulting Fees ..............................        69,672        158,202
    Contract Labor ...............................       161,331         66,056
    Depreciation and Amortization ................        90,410        193,171
    Professional Fees ............................        54,183         43,105
    Rent .........................................       119,112         61,015
    Salaries .....................................       139,909        472,526
    Other Selling, General and Administrative ....       565,390        487,004
                                                    ------------   ------------

        Total Operating Expenses .................     1,663,350      1,481,079
                                                    ------------   ------------

LOSS FROM OPERATIONS .............................      (554,424)    (1,173,263)

OTHER EXPENSES:
     Interest Expense ............................       651,325        106,442
                                                    ------------   ------------

NET LOSS .........................................    (1,205,749)    (1,279,705)

     Attribution of beneficial conversion
        feature on preferred stock ...............             -         (3,945)
                                                    ------------   ------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS ........  $ (1,205,749)  $ (1,283,650)
                                                    ============   ============


BASIC AND DILUTED:
        Net Loss Per Common Share ................  $      (0.03)  $      (0.11)
                                                    ============   ============

        Weighted Common Shares Outstanding .......    40,845,797     11,445,129
                                                    ============   ============

          See accompanying notes to consolidated financial statements.

                                           DYNAMIC IMAGING, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                       For the Years Ended December 31, 2002 and 2001

                                                                    Series A
                                                                   Covertrible      Common Stock      Common Stock Issuable
                                                                 Preferred Stock   $.001 Par Value       $.001 Par Value
                                                                 ---------------  ------------------  ---------------------
                                                                 Shares   Amount    Shares    Amount    Shares       Amount
                                                                 -------  ------  ----------  ------  -----------   -------
Balance at December 31, 2000 ..................................        -  $    -   8,508,687  $8,509            -   $     -

Shares Issued in Connection with Sale of Restricted Stock .....        -       -   1,600,000   1,600            -         -

Shares Issued in Exchange for Services ........................        -       -   1,653,170   1,653            -         -

Shares Issued for Debt ........................................        -       -     325,000     325            -         -

Common Shares Issuable for Services ...........................        -       -           -       -    3,500,000     3,500

Common Shares Issuable for Debt ...............................        -       -           -       -    7,952,900     7,953

Shares Issued in Connection with Sale of Series A Preferred ...  498,350  49,835           -       -            -         -

Beneficial Interest in Connection With Series A Preferred Stock        -       -           -       -            -         -

Issuance of Common  Stock Options .............................        -       -           -       -            -         -

Net Loss ......................................................        -       -           -       -            -         -
                                                                 -------  ------  ----------  ------  -----------   -------

Balance at December 31, 2001 ..................................  498,350  49,835  12,086,857  12,087   11,452,900    11,453

Sale of Series A Preferred Stock ..............................    9,900     990           -       -            -         -

Payment of Subscription Receivable ............................        -       -           -       -            -         -

Common Shares Issued and Issuable for Acquisition .............        -       -   4,941,175   4,941    7,000,000     7,000

Conversion of Notes Payable to Common Stock ...................        -       -  13,692,608  13,693            -         -

Issuance of Common Stock ......................................        -       -  11,452,900  11,453  (11,452,900)  (11,453)

Common Stock Issuable for Debt ................................        -       -           -       -    3,505,820     3,506

Beneficial Interest in Connection With Convertible Debt .......        -       -           -       -            -         -

Common Stock Issued for Services Rendered .....................        -       -     950,000     950            -         -

Net Loss ......................................................        -       -           -       -            -         -
                                                                 -------  ------  ----------  ------  -----------   -------

Balance at December 31, 2002 ..................................  508,250 $50,825  43,123,540 $43,124   10,505,820   $10,506
                                                                 ======= =======  ========== =======  ===========   =======

                                                                                                                 (continued)

                                See accompanying notes to consolidated financial statements.
                                                            F-5A

                                            DYNAMIC IMAGING, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                        For the Years Ended December 31, 2002 and 2001
                                                          (continued)

                                                                  Additional               Unrealized  Subscrip-     Total
                                                                   Paid-in    Accumulated   Loss on      tion     Stockholders'
                                                                   Capital      Deficit    Investment  Receivable    Deficit
                                                                  ---------   ----------   ----------  ----------  -----------
Balance at December 31, 2000 ..................................  $2,542,926  $(3,055,665)  $(22,000)   $      -    $ (526,230)

Shares Issued in Connection with Sale of Restricted Stock .....      47,400            -          -           -        49,000

Shares Issued in Exchange for Services ........................     150,799            -          -           -       152,452

Shares Issued for Debt ........................................      12,675            -          -           -        13,000

Common Shares Issuable for Services ...........................     136,500            -          -           -       140,000

Common Shares Issuable for Debt ...............................     310,163            -          -           -       318,116

Shares Issued in Connection with Sale of Series A Preferred ...           -            -          -     (10,000)       39,835

Beneficial Interest in Connection With Series A Preferred Stock      47,215            -          -           -        47,215

Issuance of Common  Stock Options .............................      49,000            -          -           -        49,000

Net Loss ......................................................           -   (1,279,705)         -           -    (1,279,705)
                                                                  ---------   ----------    -------    --------    ----------

Balance at December 31, 2001 ..................................   3,296,678   (4,335,370)   (22,000)    (10,000)     (997,317)

Sale of Series A Preferred Stock ..............................           -            -          -           -           990

Payment of Subscription Receivable ............................           -            -          -      10,000        10,000

Common Shares Issued and Issuable for Acquisition .............     765,059            -          -           -       777,000

Conversion of Notes Payable to Common Stock ...................     409,513            -          -           -       423,206

Issuance of Common Stock ......................................           -            -          -           -             -

Common Stock Issuable for Debt ................................     136,727            -          -           -       140,233

Beneficial Interest in Connection With Convertible Debt .......     543,205            -          -           -       543,205

Common Stock Issued for Services Rendered .....................      65,550            -          -           -        66,500

Net Loss ......................................................           -   (1,205,749)         -           -    (1,205,749)
                                                                  ---------   ----------    -------    --------    ----------

Balance at December 31, 2002 ..................................  $5,216,732  $(5,541,119)  $(22,000)   $      -    $ (241,932)
                                                                 ==========  ===========   ========    ========    ==========

                                 See accompanying notes to consolidated financial statements.
                                                             F-5B

                     DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Years Ended
                                                             December 31,
                                                      -------------------------
                                                          2002          2001
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss .........................................  $(1,205,749)  $(1,279,705)
  Adjustments to Reconcile Net Loss to Net Cash
    Flows Used in Operating Activities:
     Depreciation ..................................       90,410        29,109
     Amortization of Goodwill ......................            -       164,062
     Common Stock and Options Issued for Services ..       66,500       341,452
     Beneficial Interest Expense Recognized for
       Conversion of Debt for Common Stock .........      543,205             -
     Allowance for Doubtful Accounts ...............       42,815             -
     Beneficial Interest in connection with
       Series A Preferred Stock ....................            -        47,215
     (Increase) Decrease in:
       Accounts Receivable .........................     (122,066)       51,394
       Inventories .................................        3,340        25,045
       Prepaid Expenses ............................        8,793             -
       Due from Related Parties ....................       (2,323)          (55)
       Security Deposits ...........................       (3,246)        1,565
     Increase (Decrease) in:
       Accounts Payable and Accrued Expenses .......       72,959       103,433
       Accrued Salaries ............................       32,600       338,575
       Payroll Taxes Payable .......................       51,286        19,560
       Customer Deposits ...........................       (3,244)            -
       Due to Related Parties ......................      (33,864)       30,007
                                                      -----------   -----------
Net Cash Flows Used in Operating Activities ........     (458,584)     (128,343)
                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash from Acquisition .........................       20,918             -
     Acquisition of Property and Equipment .........      (20,494)       (3,592)
                                                      -----------   -----------
Net Cash Flows Provided by (Used in)
     Investing Activities ..........................          424        (3,592)
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in Bank Overdraft ....................            -        (3,412)
     Proceeds from Notes Payable ...................      543,205        46,512
     Repayments of Notes Payable ...................      (46,999)            -
     Decrease in Subscriptions Receivable ..........       10,000             -
     Proceeds from Issuance of Preferred Stock .....            -        39,835
     Proceeds from Issuance of Common Stock ........            -        49,000
                                                      -----------   -----------
Net Cash Flows Provided by Financing Activities ....      506,206       131,935
                                                      -----------   -----------

Net Increase in Cash ...............................       48,046             -
Cash - Beginning of Year ...........................            -             -
                                                      -----------   -----------
Cash - End of Year .................................  $    48,046           $ -
                                                      ===========   ===========
SUPPLEMENTAL INFORMATION:
     Cash Paid During Year for:
       Interest and Taxes ..........................          $ -   $     3,000
                                                      ===========   ===========
Issuance of Common Stock for Acquisition ...........  $   777,000           $ -
                                                      ===========   ===========
Issuance of Series A Preferred Stock in
     Exchange for Debt .............................  $       990           $ -
                                                      ===========   ===========
Issuance of Common Stock in Exchange for Debt ......  $   563,439   $   331,116
                                                      ===========   ===========
Details of Acquisition:
     Fair value of assets ..........................  $   465,297           $ -
     Goodwill ......................................      706,635             -
     Liabilities ...................................      415,850             -
     Common stock issued ...........................      777,000             -
                                                      -----------   -----------
     Net cash paid for acquisition .................  $    20,918           $ -
                                                      ===========   ===========

          See accompanying notes to consolidated financial statements.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Dynamic Imaging Group, Inc. (The "Florida Company") was organized in the State of Florida during January 1999. The Florida Company's articles of incorporation provide for the issuance of 100,000,000 shares of its $.001 par value common stock and 10,000,000 shares of its no par value preferred stock.

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

Revenues from its trade-show marketing subsidiary, Hi-Tech, are recognized upon the completion of the trade show for which its customers have paid. Additionally, Hi-Tech recognizes revenues from paid attendance at its trade shows upon receipt.

Revenues from the Company's automobile and parts manufacturing division are recognized upon shipment to its customers.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheet for cash, accounts receivables, marketable securities, accounts payable, accrued liabilities, and notes payable approximates fair market value due to the immediate or short-term maturity of these financial instruments.

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

GOODWILL

Goodwill represents the cost in excess of net assets of businesses acquired. The Company periodically evaluates the carrying amount of goodwill to recognize and measure the possible impairment of these assets. As of December 31, 2002, the Company determined that the carrying value of its goodwill related to the acquisitions made during 2002 was not impaired. The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date, based on guidance issued in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends. During the year ended December 31, 2001 the Company recorded a loss from goodwill impairment relating to its Digi eSolutions subsidiary, which has been included in amortization expense. For the year ended December 31, 2002 and 2001, amortization expense amounted to $0 and $164,062

INVENTORIES

Inventories, consisting of displays and display accessories, are stated at the lower of cost or market utilizing the first-in, first-out method.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the years ended December 31, 2002 and 2001 amounted to $463,343 and $0, respectively.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company incurred net losses since inception of $5,541,119 has cash used in operations of $458,584 in 2002, has a working capital deficiency of $1,437,141 at December 31, 2002, is in default on notes payable, and has unpaid payroll taxes. The ability of the Company to continue as a going concern is dependent on achieving profitable operations and obtaining additional equity and/or debt financing. Management's plans include finding additional revenue sources and the seeking of merger candidates. The Company also needs financing to complete its plans and will pursue obtaining funding through private placements of debt or equity offerings. There can be no assurance that the Company's efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

CONCENTRATION OF RISK

Credit losses, if any, have been provided for in the financial statements and are based on management's expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual or significant risks, in the normal course of business.

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

LOSS PER COMMON SHARE

Basic earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

RECENT PRONOUNCEMENTS

Statement No. 141 "Business Combinations" ("SFAS 141") requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. It also requires that the Company recognize acquired intangible assets apart from goodwill. The implementation of SFAS 141 on October 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The implementation of SFAS 142 on October 1, 2002 did not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

Statement No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143") requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 on October 1, 2002 did not have a material effect on the Company's consolidated results of operations or liquidity.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The implementation of SFAS 144 on October 1, 2002 did not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transactions that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 on October 1, 2002 did not have a material impact on the Company's consolidated financial position, results of operations or liquidity.

Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002.

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2002, property and equipment and related accumulated depreciation consisted of the following:

Furniture and fixtures .......  $  14,795
Machinery and Equipment ......    504,038
Displays .....................     77,679
Leasehold Improvements .......     27,153
                                ---------
                                  623,665
Less: Accumulated depreciation   (151,609)
                                ---------

Total ........................  $ 472,056
                                =========

For the years ended December 31, 2002 and 2001, depreciation expense amounted to $90,410 and $29,109, respectively.

NOTE 3 - MARKETABLE EQUITY SECURITIES

Marketable equity securities are classified into one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are acquired and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold to maturity. All other securities not included in the trading and held-to-maturity categories are available-for-sale securities. Management determines the appropriate classifications of marketable equity securities at the time they are acquired and evaluates the continuing appropriateness of the classification at each balance sheet date. At December 31, 2002, the Company held only available-for-sale securities, which are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' deficit. As of December 31, 2002, the Company recorded an unrealized loss on marketable equity securities of $22,000.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - NOTES PAYABLE

The Company has a note payable to an unaffiliated third party. The note is non-interest bearing, non-collateralized, and was due on April 1, 2000. As of December 31, 2001, the note payable to this third party amounted to $50,000. In connection with the note payable, the Company issued 50,000 restricted common shares in 1999. Since the note was not repaid on April 1, 2000, a penalty of 50,000 shares per month was paid to the third party. During fiscal year 2000, the Company issued 300,000 shares of common stock in accordance with this note agreement. These shares were valued at fair value ranging from $.40 to $.50 per share. As of April 1, 2003, the note had not been repaid. Interest has been imputed on this note at 10% per annum.

On September 7, 2000, the Company signed a convertible debenture and borrowed $50,000 from a third party. Interest has been imputed at 12% per annum. The entire outstanding debt plus interest was due and payable on March 7, 2001. The aggregate debt is convertible, upon default, at the option of the lender, into shares of the Company's common stock at a conversion price of $1.00 per share. As of April 1, 2003, this note had not been repaid.

On November 28, 2000, the Company signed a note payable with a bank. The note amounting to $75,174 at December 31, 2002 is payable in 60 monthly installments of $1,742 including interest at prime plus 3.28% per annum (7.53% on December 31, 2002). The note is payable on or before January 16, 2005. Certain equipment collateralizes the note. Currently, the Company is in default on this note. Additionally, the Company has a line a credit with the same bank in the amount of $25,000. The line of credit bears interest at prime plus 2% and is payable on demand. As of December 31, 2002, the line of credit balance was $19,773.

The Company has a note payable to an individual. This note bears interest at prime plus 2% (6.25% at December 31, 2002) is non-collateralized, and is payable on demand. As of December 31, 2002, note payable to this individual amounted to $18,250.

On August 8, 2000, the Company converted a vendor's accounts payable balance amounting to $232,988 to a note payable. The note bears interest at 12% per annum was payable in full on February 15, 2001. The Company is currently in default on this note.

On November 7, 2001, the Company signed a loan agreement with a third party, whereby the Company can borrow up to $300,000. In July 2002, this line of credit was increased to $500,000. The outstanding balance of $390,225 at December 31, 2002 is convertible, at default, or at the option of the lender into the Company's common shares at a conversion price of $.02 per common share or an aggregate of approximately 20,591,000 common shares at December 31, 2002. The loan bears interest at an annual rate of 12% and is payable on demand. The beneficial conversion feature present in the issuance of the notes payable as determined on the date funds were received under the loan agreement totaled $543,205 for the year ended December 31, 2002 and was recorded as interest expense and additional paid-in capital.

On May 23, 2002, relating to the acquisition of SMS (See Note 5), the Company assumed a $50,000 note payable due in four equal monthly installments. The balance of this note as of December 31, 2002 is $10,000 and the note has been fully satisfied during January 2003.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - ACQUISITIONS

On May 15 2000, the Company acquired 100% of the outstanding stock of Peerless Solutions, Inc. (Peerless) in exchange for 350,000 shares of Company stock with a fair value of $175,000. As part of the acquisition, Peerless changed its name to DIGI eSolutions, Inc. (eSolutions). In addition to these shares, the Peerless shareholders are entitled to receive from the Company no later than June 30, 2003, their proportionate share of contingent shares of common stock of the Company. Said shares bear a restrictive Rule 144 legend according to the Securities Act of 1933. The number of contingent shares is determined by dividing the Contingent Sum by the Stipulated Value. The Contingent Sum is equal to Five (5) times the average annual net earnings of eSolutions determined for each of the following thirteen (13) and twelve (12) month periods beginning on May 1, 2000 and ending on May 31, 2003. Peerless provides businesses with a wide range of e-commerce services including development of business to business applications and state of the art web technology. The Company accounted for this acquisition using the purchase method of accounting. The purchase price exceeded the fair value of net liabilities assumed by $175,000. As of May 15, 2000, eSolutions did not have assets, liabilities or operations. The excess was applied to goodwill and was being amortized on a straight-line basis over 10 years. As of December 31, 2001, the Company determined that the carrying value of its goodwill was impaired since eSolutions had an accumulated deficit of approximately $200,000 and future positive cash flows could not be estimated. Accordingly, the Company wrote off all remaining goodwill of $146,562 to amortization expense.

On August 24, 2000, the Company acquired 100% of ePublishing, Inc. in exchange for 300,000 shares of common stock with a fair value of $120,000. ePublishing was a concept company that was to provide a service acknowledging professionals in assorted categories through Who'sWhoDigest.com. The Company accounted for this acquisition using the purchase method of accounting. As of August 24, 2000, ePublishing did not have assets or liabilities. The purchase price was applied to goodwill and was being amortized on a straight-line basis over 10 years. In December 31, 2001, the Company abandoned its plans for this company. Accordingly, as of December 31, 2001, the Company wrote off all goodwill associated with this acquisition amounting to $120,000.

On March 1, 2002, the Company acquired 100% of the outstanding common stock of Hi Tech Expos, Ltd. d/b/a Twenty First Century Promotions, an Arizona corporation ("Hi Tech"), in exchange for 4,941,175 shares of the Company's common stock. Hi Tech is a trade show marketing and management firm located in Scottsdale, Arizona. The number of shares issued may be increased in the event the Company acquires a specific additional corporation identified in the agreement. The Company has not entered into a definitive agreement with the additional corporation and it is not known at this time whether the additional corporation will be acquired. The Company accounted for this acquisition using the purchase method of accounting. The purchase price of $252,000 exceeded the fair value of net liabilities assumed by $581,635. The excess has been applied to goodwill.

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

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - ACQUISITIONS (CONTINUED)

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions had occurred at the beginning of the following periods:
                                               Year Ended        Year Ended
                                              December 31,      December 31,
                                                  2002              2001
                                              ------------      ------------
Net Revenues ................................  $ 1,342,689       $   720,000
Net Loss ....................................  $(1,229,944)      $(1,384,000)
Net Loss per Share from continuing operations  $      (.03)        $    (.12)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 6 - INCOME TAXES

Current income taxes are computed at statutory rates on pretax income. Deferred taxes would be recorded based on differences in financial statements and taxable income. At December 31, 2002, the Company had elected to carry forward net operating losses for federal and state income tax purposes of approximately $3,400,000 that are available to reduce future taxable income through 2023. As utilization of such operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. These operating losses may be limited to the extent an "ownership change" occurs.

The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes is as follows:

                                                          2002           2001
                                                       ---------      ---------
Tax benefit computed at statutory rates ..........     $(418,000)     $(118,000)
Issuance of common stock for services ............        23,000              -
Income tax benefit not utilized ..................       395,000        118,000
                                                       ---------      ---------
Net income tax benefit ...........................     $       -      $       -
                                                       =========      =========

The components of the deferred tax asset as of December 31, 2002 are as follows:

                                                           2002
                                                       -----------
Deferred Tax Asset:
  Net Operating Loss Carryforward ................     $ 1,212,000

  Less: Valuation Allowance ......................      (1,212,000)
                                                       -----------

Net Deferred Tax .................................     $         -
                                                       ===========

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - RELATED PARTY TRANSACTIONS

DUE FROM RELATED PARTIES

The Company advanced funds to a company affiliated through common officers and a former officer of the Company. The advances are non-interest bearing and are payable on demand. At December 31, 2002, advances to these officers amounted to $9,847.

DUE TO RELATED PARTIES

Certain officers of the Company advanced the Company funds for operations. At December 31, 2002, the Company owed these related parties $160,586. These amounts are non-interest bearing, non-collateralized, and are payable on demand.

NOTE 8 - STOCKHOLDERS' DEFICIT

PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of Preferred Stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

In October 2001, 6,000,000 shares of the Company's authorized but undesignated preferred stock was designated as Series A Convertible Preferred Stock ("Series A Stock"). During the fourth quarter of 2001, the Company issued 498,350 shares of its Series A Stock to certain accredited investors in a private offering for proceeds of $49,835 or $.10 per share. During the year ended December 31, 2002, the Company issued an additional 9,900 shares of its Series A Stock for proceeds of $990 or $.10 per share.

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

The beneficial conversion feature present in the issuance of the Series A Stock as determined on the date of issuance of the Series A Stock totaled $47,215 and is treated as a reduction in earnings available (increase in loss attributable) to common stockholders over the period from the date of issuance of the Series A Stock to the earliest date such shares may be converted. Holders of Series A Stock are not entitled to receive dividends. Additionally, Series A Stock has no voting power.

COMMON STOCK

The Company has reserved 310,650 shares of common stock in the name of a vendor as collateral for accounts payable and a note payable balance amounting to approximately $300,000 as of December 31, 2002.

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


NOTE 8 - STOCKHOLDERS' DEFICIT (CONTINUED)

During June 2001, the Company issued 325,000 shares of common stock for debt amounting to $13,000. The shares were valued at $.04 per share.

During December 2001, the Company agreed to issue 7,952,900 restricted shares of its common stock in full satisfaction of accrued salaries and debt amounting to $318,116. These shares were valued at $.04 per share, the fair values.

During the year ended December 31, 2001 and in connection with the termination of certain employment agreements with certain Company officers and former officers, the Company agreed to issued 3,500,000 shares of common stock. These shares were valued at a fair market value of $.04 per share, for an aggregate of $140,000 and charged to operations.

On March 1, 2002, the Company acquired 100% of the outstanding Common Stock of Hi Tech Expos, Ltd. d/b/a Twenty First Century Promotions, an Arizona corporation, in exchange for 4,941,175 shares of the Company's common stock. The number of shares issued may be increased in the event the Company acquires a specific additional corporation identified in the agreement. The Company has not entered into a definitive agreement with the additional corporation and it is not known at this time whether the additional corporation will be acquired.

During January through June 2002, the Company borrowed additional funds under a loan agreement amounting to $77,987. In March 2002, the lender converted loans aggregating $125,201 into 6,260,095 of common stock.

During February 2002, the Company issued 400,000 shares of common stock in exchange for debt of $24,000.

In May 2002, the Company issued 11,452,900 shares of common stock previously issuable.

On May 23, 2002, the Company acquired certain assets and liabilities of SSM, in connection with this acquisition 7,000,000 shares of the Company's common stock were to be issued as part of the purchase price. At December 31, 2002, these shares have not been issued and are included in common stock issuable.

In July 2002, a lender converted loans aggregating $50,000 into 2,500,000 shares of common stock.

On September 30, 2002, the Company issued 6,838,153 shares of common stock for debt of $340,234. As of December 31, 2002, 3,505,820 of these shares have not been issued and are included in common stock issuable at December 31, 2002.

In November 2002, a lender converted loans aggregating $24,004 into 1,200,180 shares of common stock.

On December 17, 2002 the Company issued 950,000 shares of its restricted common stock to four employees for services rendered. The Company valued these shares at the fair market value on the date of issuance or $66,500 ($0.07 per share); the Company has recorded such amount as compensation.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 -  STOCKHOLDERS' DEFICIT (CONTINUED)

STOCK OPTIONS

On August 31, 2001 in connection with employment agreements, the Company granted options to purchase an aggregate of 1,000,000 shares of common stock to two officers of the Company. The options are exercisable at a per share price of $.001 (par value), which was below the fair market value of the common stock at the grant date. An expense of $49,000 was recognized immediately based on the intrinsic value method under APB 25.

The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options with the following assumptions used for grants during the year ended December 31, 2002 and 2001. The per-share weighted average fair value of stock options granted during 2002 and 2001 was $0.001 and $0.001, respectively, on the date of grant using the Black-Scholes pricing model and the following assumptions:

                                              Years Ended December 31,
                                               2002              2001
                                              ------            ------
     Expected dividend yield                      0%               0%
     Risk-free interest rate                   4.03%            5.00%
     Annualized volatility                      168%             150%
     Expected life, in years                      5                5

Stock option activity for the years ended December 31, 2001 and 2002 is summarized as follows:
                                                   Number of    Weighted average
                                                    shares       exercise price
                                                   ---------    ----------------
Outstanding at December 31, 2000 ................  1,800,000         $ 0.80
    Granted .....................................  1,000,000           0.001
    Exercised ...................................          -            -
    Canceled ....................................          -            -
                                                   ---------         -------

Outstanding at December 31, 2001 ................  2,800,000           0.80
    Granted .....................................  1,500,000           0.001
    Exercised ...................................          -            -
    Canceled ....................................          -            -
                                                   ---------         -------

Outstanding at December 31, 2002 ................  4,300,000         $ 0.68
                                                   =========         =======

The following table summarizes the Company's stock options outstanding at December 31, 2002:
                          Options outstanding             Options exercisable
                   ----------------------------------    ----------------------
                                Weighted     Weighted                 Weighted
                                 average     average                  average
    Range of                    remaining    exercise                 exercise
 exercise price      Number       life        price       Number       price
 --------------    ---------    ---------    --------    ---------    --------
   $    0.001      2,500,000      9.00        $0.001     2,500,000    $  0.001
        0.80       1,800,000      6.50         0.800     1,800,000       0.80
                   ---------      ----                   ---------
                   4,300,000                             4,300,000
                   =========                             =========

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 -  STOCKHOLDERS' DEFICIT (CONTINUED)

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

The following table presents pro forma net loss and per share amounts as if the fair value method had been applied to employee stock options granted:

                                                    Years Ended December 31,
                                                     2002              2001
                                                 -------------    -------------
Net loss:
 As reported .................................   $  (1,205,749)   $  (1,283,650)
 Pro forma ...................................      (1,312,249)      (1,283,650)
Basic and Diluted loss per common share:
   As reported ...............................   $       (0.03)   $       (0.11)
   Pro forma .................................           (0.03)           (0.11)

NOTE 9 - SEGMENT INFORMATION

Information with respect to these reportable business segments for the years ended December 31, 2002 and 2001 is as follows:

                                        For the Year Ended December 31, 2002
                  -------------------------------------------------------------------------------
                   Trade Show                                       Automobile and
                  Displays and      E-Commerce                        Small Part      Consolidated
                    Graphics         Solutions       Trade Show      Manufacturing       Total
                  -----------       -----------      -----------    --------------    -----------
Net Revenues      $   478,548       $   271,975      $   592,166       $       -      $ 1,342,689
                  ===========       ===========      ===========       =========      ===========
Net (Loss)
Income......      $(1,061,399)      $    95,493      $   (48,321)      $(191,522)     $(1,205,749)
                  ===========       ===========      ===========       =========      ===========
Total Assets      $   137,295       $    54,338      $   598,459       $ 539,393      $ 1,329,485
                  ===========       ===========      ===========       =========      ===========


                                        For the Year Ended December 31, 2001
                  -------------------------------------------------------------------------------
                   Trade Show                                       Automobile and
                  Displays and      E-Commerce                        Small Part      Consolidated
                    Graphics         Solutions       Trade Show      Manufacturing       Total
                  -----------       -----------      -----------    --------------    -----------
Net Revenues      $   281,739       $   136,221         $ -               $ -         $   417,960
                  ===========       ===========      ===========       =========      ===========
Net Loss ...      $(1,116,259)      $  (163,446)        $ -               $ -         $(1,279,705)
                  ===========       ===========      ===========       =========      ===========

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS:

EMPLOYMENT AGREEMENTS

During February 1998, the Company entered into five (5) year employment agreements with two officers and an employee of the Company. The agreements provide for (i) an annual base salary of $120,000, plus a discretionary expense account equal to 10% of the base pay and (ii) a bonus equal to 2.5% of the Company's gross receipts for each year of the agreement, to a maximum of 10% of the gross profits. Additionally, these officers were granted options to acquire 300,000 shares of common stock of the Company per calendar year in each year of employment at an exercise price of $.80 per share. In October 2000, the employee of the Company terminated his employment. Accordingly, the Company cancelled the employee's employment agreement and cancelled all options related to this employee. In August 2001, the remaining employment agreements and options in place were cancelled for the issuance of 3,500,000 shares of common stock. On August 31, 2001, the Company entered into three new employment agreements with certain officers and an employee. The employment agreements are for one year commencing August 31, 2001 to August 2002. The agreements are automatically extended at the end of its term for an additional one-year period unless terminated. The agreements provide for (i) an annual base salary of $48,000, and
(ii) bonuses ranging from 20% to 30% of the Company's net profits, subject to limitations as defined.

UNPAID PAYROLL TAXES

As of December 31, 2002, the Company has not paid payroll taxes to the Internal Revenue Service. In event of non-payment, the IRS has the right to file a notice of Federal tax lien. As of December 31, 2002, the Company has accrued $123,645 related to these liabilities.

OPERATING LEASE

The Company leases office space in Fort Lauderdale, Florida pursuant to operating leases, which are currently on a month to month basis. The leases generally provide for fixed monthly rental payments aggregating approximately $3,275 plus sales tax through December 31, 2002. The Company has the option of renewing these leases for an additional year. Currently, the Company is leasing this space on a monthly basis.

In August 2002 the Company's FMC subsidiary entered into a two year lease for its manufacturing facility. Monthly payments under this lease are approximately $3,000.

In December 2002, the Company entered into a lease for living quarters for an executive of its FMC subsidiary. The term of this lease is for one-year with monthly lease payments of $1,075.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

For the years ended December 31, 2002 and 2001, rent expense amounted to $119,112 and $61,015, respectively. At December 31, 2002, the future minimum annual rental payments under the non-cancelable operating leases are as follows:

     Year
     2003 .......................   $     48,900
                                    ============
     2004 .......................   $     38,064
                                    ============

Contingencies:

On July 9, 2002, a suit was filed against the Company, its Digi eSolutions, Inc., Subsidiary and the officers of this subsidiary, in the State of New Jersey, alleging that the defendants had breached a contract involving the development of a website for the plaintiff. The plaintiff is suing for the cost of the website as well as the cost of its attorneys and punitive costs. The Company intends to defend this action vigorously and no estimate of the amount of any loss can be made.

NOTE 11 - SUBSEQUENT EVENTS

During January 2003, the Company issued 5,000,000 shares in connection with the acquisition of Whaddayawant, Inc. ("Whaddayawant"). This issuance was completed with the approval of the Company's board of directors. The acquisition has not yet been finalized; however, the Company anticipates completing this transaction in the near-term future.

On February 10, 2003, a lender of the Company converted a portion of its outstanding debt into 173,000 shares of the Company's common stock.

On February 10, 2003, the Company issued 15,000 shares of its Series A preferred stock for the conversion of debt.

On February 13, 2003, 3,505,820 shares of the Company's restricted common stock previously listed as issuable were issued.