Form 10QSB
period 2003-03-31
DYNAMIC IMAGING GROUP INC/FL
filed 2003-05-14
CIK 1079250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


         For the fiscal quarter ended:              March 31, 2003
         Commission file number:                    0-26449


                           DYNAMIC IMAGING GROUP, INC.
             (Exact name of registrant as specified in its charter)


         FLORIDA                                    65-0903895
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)             Identification No.)


                               6500 NW 15TH AVENUE
                         FORT LAUDERDALE, FLORIDA 33309
                    (Address of principal executive offices)
                                   (Zip code)


                                 (954) 545-8181
              (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 2003: 46,802,360 shares of common stock, $.001 par value per share.

                           DYNAMIC IMAGING GROUP, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED March 31, 2003
                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1 - Consolidated Financial Statements

              Consolidated Balance Sheet (Unaudited)
              For March 31, 2003...............................................3

              Consolidated Statements of Operations (Unaudited)
              For the Three Ended March 31, 2003 and 2002......................4

              Consolidated Statements of Cash Flows (Unaudited)
              For the Three Months Ended March 31, 2003 and 2002...............5

              Notes to Consolidated Financial Statements....................6-11


     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations................11-14


     Item 3 - Controls and Procedures.........................................15


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings...............................................15


     Item 2 - Changes in Securities and use of Proceeds.......................15


     Item 3 - Default upon Senior Securities..................................15


     Item 4 - Submission of Matters to a Vote of Security Holders.............15


     Item 6 - Exhibits and Reports on Form 8-K................................15


     Signatures...............................................................16


     Certifications...........................................................17

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2003
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
    Cash ......................................................     $    76,041
    Accounts Receivable (Net of Allowance for
      Doubful Accounts of $101,815) ...........................         101,274
                                                                    -----------
        Total Current Assets ..................................         177,315

PROPERTY AND EQUIPMENT - Net ..................................         440,716

GOODWILL ......................................................         706,635
DUE FROM RELATED PARTY ........................................          30,847
SECURITY DEPOSITS .............................................           4,671
                                                                    -----------
        Total Assets ..........................................     $ 1,360,184
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Notes and Debentures Payable ..............................     $   906,694
    Accounts Payable and Accrued Expenses .....................         388,518
    Accrued Salaries ..........................................          84,234
    Payroll Taxes Payable .....................................         129,295
    Customer Deposits .........................................          39,732
    Due to Related Party ......................................         173,216
                                                                    -----------
        Total Current Liabilities .............................       1,721,689
                                                                    -----------

STOCKHOLDERS' DEFICIT:
    Preferred Stock (No Par Value; 4,000,000 Shares
        Authorized; No Shares Issued and Outstanding) .........               -
   Series A Convertible Preferred Stock (No Par Value;
        6,000,000 Shares Authorized;
        523,250 Shares Issued and Outstanding) ................          52,325
    Common Stock ($.001 Par Value;
        100,000,000 Shares Authorized;
        46,802,360 Shares Issued and Outstanding) .............          46,803
    Common Stock Issuable (7,000,000 Shares) ..................           7,000
    Additional Paid-in Capital ................................       5,236,263
    Accumulated Deficit .......................................      (5,679,896)
    Less: Unrealized Loss on Investment .......................         (24,000)
                                                                    -----------
        Total Stockholders' Deficit ...........................        (361,505)
                                                                    -----------
        Total Liabilities and Stockholders' Deficit ...........     $ 1,360,184
                                                                    ===========

     See accompanying notes to unaudited consolidated financial statements.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       For the Three Months
                                                          ended March 31,
                                                    ---------------------------
                                                        2003           2002
                                                    ------------   ------------

NET SALES ........................................  $    463,110   $     80,232

COST OF SALES ....................................       211,592         22,405
                                                    ------------   ------------

GROSS PROFIT .....................................       251,518         57,827
                                                    ------------   ------------

OPERATING EXPENSES:
    Advertising and Promotion ....................        13,318              -
    Consulting Fees ..............................        27,759              -
    Contract Labor ...............................        34,391          7,694
    Depreciation and Amortization ................        35,946          7,350
    Professional Fees ............................         3,000          9,400
    Rent .........................................        24,487         20,215
    Salaries .....................................        44,300         43,083
    Other Selling, General and Administrative ....       163,655         70,606
                                                    ------------   ------------

        Total Operating Expenses .................       346,856        158,348
                                                    ------------   ------------

LOSS FROM OPERATIONS .............................       (95,338)      (100,521)

OTHER EXPENSES:
     Interest Expense ............................        43,439         86,112
                                                    ------------   ------------

NET LOSS .........................................      (138,777)      (186,633)

     Attribution of beneficial conversion
       feature on preferred stock ................             -        (12,459)
                                                    ------------   ------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS ........  $   (138,777)  $   (199,092)
                                                    ============   ============


BASIC AND DILUTED:
      Net Loss Per Common Share ..................  $      (0.00)  $      (0.01)
                                                    ============   ============

      Weighted Common Shares Outstanding .........    53,724,607     26,106,172
                                                    ============   ============

     See accompanying notes to unaudited consolidated financial statements.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           For the Three Months
                                                              Ended March 31,
                                                           --------------------
                                                              2003       2002
                                                           ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss ............................................. $(138,777) $(186,633)
    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:
           Depreciation ..................................    35,946      7,350
           Beneficial Interest Expense Recognized for
             Conversion of Debt for Common Stock .........    17,744     72,987
           (Increase) Decrease in:
             Accounts Receivable .........................   (15,497)    (6,113)
             Inventories .................................       453      2,013
             Due from Related Parties ....................   (21,000)       253
           Increase (Decrease) in:
             Accounts Payable and Accrued Expenses .......    41,381      5,633
             Accrued Salaries ............................     7,000     16,999
             Payroll Taxes Payable .......................     5,650      7,155
             Customer Deposits ...........................    23,327     21,469
             Due to Related Party ........................    12,630    (24,028)
                                                           ---------  ---------
Net Cash Flows Used in Operating Activities ..............   (31,143)   (82,915)
                                                           ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash from Acquisition ................................         -     20,918
    Acquisition of Property and Equipment ................    (4,606)      (854)
                                                           ---------  ---------
Net Cash Flows Provided by (Used in) Investing Activities     (4,606)    20,064
                                                           ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Notes Payable .........................    63,744     78,482
     Decrease in Subscriptions Receivable ................         -     10,000
     Proceeds from Issuance of Preferred Stock ...........         -        990
                                                           ---------  ---------
Net Cash Flows Provided by Financing Activities ..........    63,744     89,472
                                                           ---------  ---------

Net Increase in Cash .....................................    27,995     26,621
Cash - Beginning of Year .................................    48,046          -
                                                           ---------  ---------
Cash - End of Year ....................................... $  76,041  $  26,621
                                                           =========  =========
SUPPLEMENTAL INFORMATION:
   Cash Paid During Year for:
       Interest and Taxes ................................ $       -  $       -
                                                           =========  =========
Issuance of Common Stock for Acquisition ................. $       -  $ 252,000
                                                           =========  =========
Issuance of Common Stock in Exchange for Debt ............ $   3,460  $ 149,201
                                                           =========  =========
Details of Acquisition:
    Fair Value of Assets ................................. $       -  $  15,297
                                                           =========  =========
    Liabilities .......................................... $       -  $ 365,850
                                                           =========  =========
    Common Stock Issued .................................. $       -  $ 252,000
                                                           =========  =========
    Net Cash Paid for Acquisition ........................ $       -  $  20,918
                                                           =========  =========

     See accompanying notes to unaudited consolidated financial statements.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2002 and notes thereto contained in the Report on Form 10-KSB of Dynamic Imaging Group, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results for the full fiscal year ending December 31, 2003.

As reflected in the accompanying consolidated financial statements, the Company incurred net losses since inception of $5,679,896, has cash used in operations of $31,143 for the three months ended March 31, 2003, has a working capital deficiency of $1,544,374 at March 31, 2003, is in default on notes payable due to non-payment, and has unpaid payroll taxes. The ability of the Company to continue as a going concern is dependent on achieving profitable operations and obtaining additional equity and/or debt financing. Management's plans include finding additional revenue sources and the seeking of merger candidates. The Company also needs financing to complete its plans and will pursue obtaining funding through private placements of debt or equity offerings. There can be no assurance that the Company's efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (UNAUDITED)


NOTE 3 - ACQUISITIONS

On December 16, 2002, the Company entered into an agreement to purchase Waddayawant Interactive and Entertainment LLC. ("WIE"), an Arizona corporation. The purchase price is $250,000 and 5,000,000 shares of the Company's common stock. As of March 31, 2003, this transaction has not yet closed, however, the 5,000,000 shares of the Company's common stock have been issued and are being held by the Company. These shares are deemed not outstanding and consequently, are not included in the Company's earnings per share calculation. The Company's management believes this acquisition will be consummated on or before May 15, 2003.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions consummated by the Company during the year ended December 31, 2002 (Florida Motor Corporation and 21st Century Productions) had occurred as of beginning of the following periods:

                                      Three Months Ended      Three Months Ended
                                        March 31, 2003          March 31, 2002
                                      ------------------      ------------------

Net Revenues ...................      $         463,110       $          80,232
Net Loss .......................      $        (134,826)      $        (205,141)
Net Loss per Share from
  continuing operations ........      $           (0.00)      $           (0.01)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company advanced funds to certain companies affiliated through common ownership. The advances are non-interest bearing and are payable on demand. At March 31, 2003, advances to these companies amounted to $30,847.

Certain shareholders of the Company and a company related through common ownership from time to time, advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of March 31, 2003, amounts due to these related parties amounted to $173,216.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (UNAUDITED)


NOTE 5 - PROPERTY AND EQUIPMENT

At March 31, 2003, property and equipment and related accumulated depreciation consisted of the following:

Furniture and fixtures .......  $  14,794
Machinery and Equipment ......    508,644
Displays .....................     77,679
Leasehold Improvements .......     27,152
                                ---------
                                  628,269

Less: Accumulated depreciation   (187,553)
                                ---------

Total ........................  $ 440,716
                                =========

NOTE 6 - MARKETABLE EQUITY SECURITIES

Marketable equity securities are classified into one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are acquired and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold to maturity. All other securities not included in the trading and held-to-maturity categories are available-for-sale securities. Management determines the appropriate classifications of marketable equity securities at the time they are acquired and evaluates the continuing appropriateness of the classification at each balance sheet date. At March 31, 2003, the Company held only available-for-sale securities, which are reported at fair value which the Company estimated as $0, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

NOTE 7 - CONVERTIBLE NOTE PAYABLE

On November 7, 2001, the Company signed a loan agreement with a third party, whereby the Company can borrow up to $300,000. In July 2002, this line of credit was increased to $500,000. The outstanding balance of $404,508 at March 31, 2003 is convertible, at default, or at the option of the lender into the Company's common shares at a conversion price of $.02 per common share or an aggregate of approximately 20,225,000 common shares at March 31, 2003. The loan bears interest at an annual rate of 12% and is payable on demand. The beneficial conversion feature present in the issuance of the notes payable as determined on the date funds were received under the loan agreement totaled $17,744 for the three months ended March 31, 2003 and was recorded as interest expense and additional paid-in capital.

NOTE 8 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (UNAUDITED)


NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

During the three months ended March 31, 2003, the Company issued an additional 15,000 shares of its Series A Stock to correct the number of shares issues previously to a preferred shareholder for the conversion of debt.

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

Common Stock

During the three months ended March 31, 2003, the Company issued 173,000 shares of common stock for debt of $3,460.

During the three months ended March 31, 2003, the Company issued 3,505,820 shares of its common stock that was issuable as of December 31, 2002.

NOTE 9 - SEGMENT INFORMATION

Information with respect to these reportable business segments for the three months ended March 31, 2003 and 2002 is as follows:

                                  For the Three Months Ended March 31, 2003
                  --------------------------------------------------------------------------
                   Trade Show                                 Automobile and
                  Displays and    E-Commerce                    Small Part      Consolidated
                    Graphics      Solutions     Trade Show    Manufacturing         Total
                  ------------    ----------    ----------    --------------    ------------
Net Revenues .....  $358,400       $104,710            $-              $-         $463,110
                  ============    ==========    ==========    ==============    ============
Net (Loss) Income   ($87,013)       $63,262      ($32,681)       ($82,345)       ($138,777)
                  ============    ==========    ==========    ==============    ============
Total Assets .....  $168,455        $74,301      $600,712        $516,716       $1,360,184
                  ============    ==========    ==========    ==============    ============

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (UNAUDITED)


NOTE 9 - SEGMENT INFORMATION (CONTINUED)

                                  For the Three Months Ended March 31, 2002
                  --------------------------------------------------------------------------
                   Trade Show                                 Automobile and
                  Displays and    E-Commerce                    Small Part      Consolidated
                    Graphics      Solutions     Trade Show    Manufacturing         Total
                  ------------    ----------    ----------    --------------    ------------
Net Revenues .....   $56,017       $24,215         $-              $-              $80,232
                  ============    ==========    ==========    ==============    ============
Net (Loss) Income  ($191,583)       $4,950         $-              $-            ($186,633)
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

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (UNAUDITED)


NOTE 11 - SUBSEQUENT EVENTS

During April 2003, the Company entered into a five-year lease for its office facilities. The term of the lease if for five years commencing May 1, 2003 and monthly rental payments for the first year are approximately $7,100 per month.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

This report on Form 10-QSB contains certain forward-looking statements, which are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage its growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting the us or our customers. Many of such risk factors are beyond our control.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

On May 23, 2002, the Company acquired certain assets and liabilities of Silver Star Management, Inc., a Florida corporation ("SSM") in exchange for 7,000,000 shares of the Company's common stock and a note payable of $50,000. SSM is an automobile engineering and small parts manufacturing company. Such shares are recorded as issuable as SSM has not yet met certain contractual obligations.

Our trade show division, Big Boys and Their Toys Men's Expo, is presently scheduled to conduct its trade shows in Phoenix (June 6-8, 2003), in Dallas (October 4-6, 2003), and in Fort Lauderdale (December 5-7, 2003), with dates in Denver, Chicago, and West Palm Beach, Fla. pending for 2003 and 2004.

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

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002.

NET SALES

Net sales for the three months ended March 31, 2003 were $463,110 as compared to net sales of $80,232 for the three months ended March 31, 2002. The increase in sales of $382,878 was substantially due to productivity of newly hired sales force for our trade show displays and graphics division. During the three months ended March 31, 2003 and 2002, net sales by segment were as follows:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                                  For the Three Months Ended March 31, 2003
                  --------------------------------------------------------------------------
                   Trade Show                                 Automobile and
                  Displays and    E-Commerce                    Small Part      Consolidated
                    Graphics      Solutions     Trade Show    Manufacturing         Total
                  ------------    ----------    ----------    --------------    ------------
  2003
  ----
Net Sales ........  $358,400       $104,710        $-              $-             $463,110
                  ============    ==========    ==========    ==============    ============
  2002
  ----
Net Sales ........   $56,017         $4,950        $-              $-              $80,232
                  ============    ==========    ==========    ==============    ============

For the three months ended March 31, 2003, we increased net sales from our trade show displays and graphics business to $358,400 from net sales of $56,017 for the three months ended March 31, 2002, an increase of $302,383. The increase was attributable to our increased marketing efforts and additional sales force. Additionally, our E-Commerce Solutions division increased net sales from $4,950 during the three months ended March 31, 2002 to $104,710 for the comparable period in 2003. This increase of $99,760 was due to increased marketing efforts.

OPERATING EXPENSES

Advertising and promotion were $13,318 for the three months ended March 31, 2003 as compared to $0 for the three months ended March 31, 2002. This increase is due to our continuing efforts to increase the sales of our trade show display and graphics division.

Consulting fees were $27,759 for the three months ended March 31, 2003 as compared to $0 for the three months ended March 31, 2002. During the three months ended March 31, 2003, substantially all of our consulting fees were incurred from the outsource graphic design services for our trade show display division as well as outsourced technical personnel for our automotive division.

Contract labor expenses include costs and commissions related to our sales force that is comprised of both direct employees of the Company (included in salaries) and independent sales representatives. Contract labor also includes costs of certain individuals related to administration and purchasing who are engaged on a contractual basis. Contract labor expenses were $34,391 for the three months ended March 31, 2003 as compared to $7,694 for the three months ended March 31, 2002. The increase in contract labor is attributable to the use of additional independent contractors and sales representatives for our tradeshow segment.

Depreciation for the three months ended March 31, 2003 was $35,946 as compared to $7,350 for the comparable period of 2002. The increase of $28,596 is directly attributable to the assets acquired though acquisitions that were completed during 2002.

Professional fees were $3,000 for the three months ended March 31, 2003 as compared to $9,400 for the three months ended March 31, 2002. The decrease is attributable to the fact that we had additional costs associated with our acquisitions during the early part of 2002.

Rent expense was $24,487 for the three months ended March 31, 2003 as compared to $20,215 for the three months ended March 32, 2002. The increase of $4,272 was due to additional office rentals of our subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Salaries were $44,300 for the three months ended March 31, 2003 as compared to $43,083 for the three months ended March 31, 2002.

Selling, general and administrative expenses, which include travel and entertainment, insurance, auto, telephone and other expenses were $163,655 for the three months ended March 31, 2003 as compared to $70,606 for the three months ended March 31, 2002. The increase of $93,049 is directly attributable to the acquisitions made during the first six months of 2002.

OTHER EXPENSES

Interest expense was $43,439 for the three months ended March 31, 2003 as compared to $86,112 for the three months ended March 31, 2002. This decrease is attributable to a decrease in beneficial interest associated with borrowing of convertible debt. During the three months ended March 31, 2003, we recorded beneficial interest of $17,744 related to convertible notes payable as compared to $72,987 during the three months ended March 31, 2002.

As a result of the foregoing factors, we incurred net losses of $128,777 or ($.00) per share for the three months ended March 31, 2003 as compared to a net loss of $199,092 or ($.01) per share for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred losses of $5,679,896. Our operations have been funded by the sale of common stock with gross proceeds of approximately $1,000,000 since inception. Additionally, we signed convertible debentures and note agreements and borrowed approximately $650,000 from third parties and related parties. These funds were used for working capital and capital expenditures.

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

During the three months ended March 31, 2003, our operating cash requirement was $31,143 attributable to a net loss of $138,777, an increase in accounts receivable of $15,497 and an increase in due from related parties of $21,000 mitigated by non-cash charges for depreciation of $35,946 and beneficial interest on notes payable of $17,744, an increase in accounts payable and accrued expenses and other liabilities of $89,988 due to non-payment. The net remaining shortfall was primarily funded by net proceeds from notes payable of $63,744 during the three months ended March 31, 2003.

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


                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

We are not involved in any material litigation

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In February 2003, the Company issued 15,000 shares of its Series A Preferred Stock as an adjustment to the previous amount of shares issued for the conversion of debt.

During the three months ended March 31, 2003, the Company issued 173,000 shares of common stock for debt of $3,460.

During the three months ended March 31, 2003, the Company issued 3,505,820 shares of its common stock that was issuable as of December 31, 2002.

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

                                       DYNAMIC IMAGING GROUP, INC.

Dated:   May 14, 2003                  By: /s/ Roland Breton
                                           -----------------
                                           Roland Breton
                                           Chief Executive Officer and President

                                 CERTIFICATIONS

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

Date: May 14, 2003
                                       /s/ Roland Breton
                                       Roland Breton, Chief Executive Officer
                                       and Principal Accounting Officer