Form 10QSB
period 2003-06-30
DYNAMIC IMAGING GROUP INC/FL
filed 2003-09-19
CIK 1079250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               June 30, 2003
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



                               6500 NW 15TH AVENUE
                         FORT LAUDERDALE, FLORIDA 33309
                         ------------------------------
                    (Address of principal executive offices)
                                   (Zip code)


                                 (954) 545-8181
                                 --------------
              (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 2003: 57,064,848 shares of common stock, $.001 par value per share.

                           DYNAMIC IMAGING GROUP, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2003
                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet (Unaudited)
         June 30, 2003.........................................................3
      Consolidated Statements of Operations (Unaudited)
         For the Three and Six Months Ended June 30, 2003 and 2002.............4
      Consolidated Statements of Cash Flows (Unaudited)
         For the Six Months Ended June 30, 2003 and 2002.....................5-6

      Notes to Consolidated Financial Statements............................7-12

      Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................13-16

      Item 3 - Controls and Procedures........................................17

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................18

      Item 2 - Changes in Securities and use of Proceeds......................18

      Item 3 - Default upon Senior Securities.................................18

      Item 4 - Submission of Matters to a Vote of Security Holders............18

      Item 6 - Exhibits and Reports on Form 8-K...............................18

      Signatures..............................................................18

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2003
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
    Cash ........................................................   $    12,690
    Accounts Receivable .........................................       192,103
                                                                    -----------

        Total Current Assets ....................................       204,793

PROPERTY AND EQUIPMENT - Net ....................................       410,306

GOODWILL ........................................................       706,635
DUE FROM RELATED PARTY ..........................................        10,497
SECURITY DEPOSITS ...............................................         3,919
                                                                    -----------

        Total Assets ............................................   $ 1,336,150
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Notes and Debentures Payable ................................   $   905,460
    Accounts Payable and Accrued Expenses .......................       418,798
    Accrued Salaries ............................................       104,934
    Payroll Taxes Payable .......................................       135,825
    Customer Deposits ...........................................        75,579
    Due to Related Party ........................................       236,281
                                                                    -----------

        Total Current Liabilities ...............................     1,876,877
                                                                    -----------
STOCKHOLDERS' DEFICIT:
    Preferred Stock (No Par Value; 4,000,000 Shares
        Authorized; No Shares Issued and Outstanding) ...........             -
    Series A Convertible Preferred Stock (No Par Value;
        6,000,000 Shares Authorized; 319,000 Shares
        Issued and Outstanding) .................................        31,900
    Common Stock ($.001 Par Value; 100,000,000 Shares
        Authorized; 57,064,848 Shares Issued and Outstanding) ...        57,065
    Common Stock Issuable (7,000,000 Shares) ....................         7,000
    Additional Paid-in Capital ..................................     5,665,865
    Accumulated Deficit .........................................    (6,278,557)
    Less: Unrealized Loss on Investment .........................       (24,000)
                                                                    -----------

        Total Stockholders' Deficit .............................      (540,727)
                                                                    -----------

        Total Liabilities and Stockholders' Deficit .............   $ 1,336,150
                                                                    ===========

     See accompanying notes to unaudited consolidated financial statements.

                            DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                               For the Three Months          For the Six Months
                                                  ended June 30,                ended June 30,
                                           ---------------------------   ---------------------------
                                               2003           2002           2003           2002
                                           ------------   ------------   ------------   ------------
NET SALES ...............................  $    583,080   $    501,075   $  1,046,190   $    581,307

COST OF SALES ...........................       120,489         72,790        332,081         95,195
                                           ------------   ------------   ------------   ------------

GROSS PROFIT ............................       462,591        428,285        714,109        486,112
                                           ------------   ------------   ------------   ------------

OPERATING EXPENSES:
    Advertising and Promotion ...........       114,115              -        127,433              -
    Consulting Fees .....................         8,702          7,644         36,461          7,644
    Contract Labor ......................       117,721         17,869        152,112         25,563
    Depreciation ........................        33,145          6,150         69,091         13,500
    Professional Fees ...................         9,500         26,169         12,500         35,569
    Rent ................................        39,903         35,782         64,390         55,997
    Salaries ............................       327,728         34,700        372,028         77,783
    Other Selling, General and
      Administrative ....................       219,136        282,251        382,791        352,857
                                           ------------   ------------   ------------   ------------


        Total Operating Expenses ........       869,950        410,565      1,216,806        568,913
                                           ------------   ------------   ------------   ------------

(LOSS) INCOME FROM OPERATIONS ...........      (407,359)        17,720       (502,697)       (82,801)

OTHER EXPENSES:
    Interest Expense ....................       191,302         17,202        234,741        103,314
                                           ------------   ------------   ------------   ------------

NET (LOSS) INCOME .......................      (598,661)           518       (737,438)      (186,115)

    Attribution of beneficial conversion
      feature on preferred stock ........             -        (12,459)             -        (24,918)
                                           ------------   ------------   ------------   ------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS  $   (598,661)  $    (11,941)  $   (737,438)  $   (211,033)
                                           ============   ============   ============   ============


BASIC AND DILUTED:
    Net Loss Per Common Share ...........  $      (0.01)  $      (0.00)  $      (0.01)  $      (0.01)
                                           ============   ============   ============   ============

    Weighted Common Shares Outstanding ..    59,845,100     29,606,172     56,785,285     28,106,172
                                           ============   ============   ============   ============

               See accompanying notes to unaudited consolidated financial statements.

                                                 -4-

                          DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                                                        For the Six Months
                                                                          Ended June 30,
                                                                   -----------------------------
                                                                     2003                 2002
                                                                   ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss ............................................          $(737,438)          $(186,115)
    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:

           Depreciation .................................             69,091              13,500
           Beneficial Interest Expense Recognized for
             Conversion of Debt for Common Stock ........            181,647              72,987
           Noncash compensation from common stock issued
             to employees for services ..................            150,000                   -

           (Increase) Decrease in:
             Accounts Receivable ........................           (106,326)           (125,637)
             Inventories ................................                453               1,907
             Due from Related Parties ...................               (650)               (676)
             Prepaid Expenses ...........................                  -               8,793
             Security Deposits ..........................                752              (5,508)

           Increase (Decrease) in:
              Accounts Payable and Accrued Expenses .....             71,661              40,570
              Accrued Salaries ..........................             27,700              27,830
              Payroll Taxes Payable .....................             12,180               9,265
             Other Current Liabilities ..................                  -              28,351
              Customer Deposits .........................             59,174
              Due to Related Party ......................             75,695                   -
                                                                   ---------           ---------

Net Cash Flows Used in Operating Activities .............           (196,061)           (114,733)
                                                                   ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash from Acquisition ...............................                  -              20,918
    Acquisition of Property and Equipment ...............             (7,341)             (6,091)
                                                                   ---------           ---------

Net Cash Flows (Used in) Provided by Investing Activities             (7,341)             14,827
                                                                   ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Notes Payable ........................            168,046             188,464
     Decrease in Subscriptions Receivable ...............                  -              10,000
     Proceeds from Issuance of Preferred Stock ..........                  -                 990
                                                                   ---------           ---------

Net Cash Flows Provided by Financing Activities .........            168,046             199,454
                                                                   ---------           ---------

Net (Decrease) Increase in Cash .........................            (35,356)             99,548

Cash - Beginning of Period ..............................             48,046                   -
                                                                   ---------           ---------

Cash - End of Period ....................................          $  12,690           $  99,548
                                                                   =========           =========
                                                                                      (continued)
             See accompanying notes to unaudited consolidated financial statements.

                                               -5-

                          DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                           (continued)
                                                                        For the Six Months
                                                                          Ended June 30,
                                                                   -----------------------------
                                                                     2003                 2002
                                                                   ---------           ---------
SUPPLEMENTAL INFORMATION:
   Cash Paid During Year for:
       Interest and Taxes ...............................          $       -           $       -
                                                                   =========           =========

Issuance of Common Stock for Acquisition ................          $       -           $ 777,000
                                                                   =========           =========
Issuance of Common Stock in Exchange for Debt ...........          $       -           $ 149,201
                                                                   =========           =========

Details of Acquisition:
    Fair Value of Assets ................................          $       -           $ 465,927
                                                                   =========           =========
    Liabilities .........................................          $       -           $ 365,850
                                                                   =========           =========
    Common Stock Issued .................................          $       -           $ 777,000
                                                                   =========           =========
    Net Cash Paid for Acquisition .......................          $       -           $  20,918
                                                                   =========           =========

             See accompanying notes to unaudited consolidated financial statements.

                                               -6-

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2002 and notes thereto contained in the Report on Form 10-KSB of Dynamic Imaging Group, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results for the full fiscal year ending December 31, 2003.

As reflected in the accompanying consolidated financial statements, the Company incurred net losses since inception of $6,278,557, has cash used in operations of $196,061 for the six months ended June 30, 2003, has a working capital deficiency of $1,672,084 at June 30, 2003, is in default on notes payable due to non-payment, and has unpaid payroll taxes. The ability of the Company to continue as a going concern is dependent on achieving profitable operations and obtaining additional equity and/or debt financing. Management's plans include finding additional revenue sources and the seeking of merger candidates. The Company also needs financing to complete its plans and will pursue obtaining funding through private placements of debt or equity offerings. There can be no assurance that the Company's efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (UNAUDITED)

NOTE 2 - ACQUISITIONS

On December 16, 2002, the Company entered into an agreement to purchase Waddayawant Interactive and Entertainment LLC. ("WIE"), an Arizona corporation. The purchase price is $250,000 and 5,000,000 shares of the Company's common stock. As of June 30, 2003, this transaction has not yet closed, however the 5,000,000 shares of the Company's common stock have been issued and are being held by the Company. These shares are deemed not outstanding and consequently, are not included in the Company's earnings per shares calculation. The Company's management believes this acquisition will be consummated on or before October 31, 2003.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions consummated by the Company during the year ended December 31, 2002 (Florida Motor Corporation and 21st Century Productions) had occurred as of beginning of the following periods:

                                             Six Months Ended   Six Months Ended
                                               June 30, 2003      June 30, 2002
                                             ----------------   ----------------

Net Revenues ................................   $ 1,046,190        $ 581,307
Net Loss ....................................   $  (737,438)       $(314,321)
Net Loss per Share from continuing operations   $     (0.01)       $   (0.01)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company advanced funds to certain companies affiliated through common ownership. The advances are non-interest bearing and are payable on demand. At June 30, 2003, advances to these companies amounted to $10,497.

Certain shareholders of the Company and a company related through common ownership from time to time, advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of June 30, 2003, amounts due to these related parties amounted to $236,281.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (UNAUDITED)

NOTE 4 - PROPERTY AND EQUIPMENT

At June 30, 2003, property and equipment and related accumulated depreciation consisted of the following:

                   Furniture and fixtures .......  $  13,248
                   Machinery and Equipment ......    508,644
                   Displays .....................     77,679
                   Leasehold Improvements .......     27,152
                                                   ---------
                                                     626,723

                   Less: Accumulated depreciation   (216,417)
                                                   ---------

                   Total ........................  $ 410,306
                                                   =========

NOTE 5 - MARKETABLE EQUITY SECURITIES

Marketable equity securities are classified into one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are acquired and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold to maturity. All other securities not included in the trading and held-to-maturity categories are available-for-sale securities. Management determines the appropriate classifications of marketable equity securities at the time they are acquired and evaluates the continuing appropriateness of the classification at each balance sheet date. At June 30, 2003, the Company held only available-for-sale securities, which are reported at fair value which the Company estimated as $0, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

NOTE 6 - CONVERTIBLE NOTE AND LOAN PAYABLE

On November 7, 2001, the Company signed a loan agreement with a third party, whereby the Company can borrow up to $300,000. In July 2002, this line of credit was increased to $500,000. The outstanding balance of $327,172 at June 30, 2003 is convertible, at default, or at the option of the lender into the Company's common shares at a conversion price of $.02 per common share or an aggregate of approximately 16,359,000 common shares at June 30, 2003. The loan bears interest at an annual rate of 12% and is payable on demand. The beneficial conversion feature present in the issuance of the notes payable as determined on the date funds were received under the loan agreement totaled $17,744 for the six months ended June 30, 2003 and was recorded as interest expense and additional paid-in capital.

On April 15, 2003, the Company signed a loan agreement with the majority shareholder of WIE. The amount of the loan is up to $750,000 and bears interest at 12% per annum and is payable upon demand. Additionally, the loan is convertible into shares of the Company's common stock at a conversion price of $.02 per common share. As of June 30, 2003, $69,234 is due under these loans. The beneficial conversion feature present in the issuance of the notes payable as determined on the date funds were received under the loan agreement totaled $163,903 for the six months ended June 30, 2003 and was recorded as interest expense and additional paid-in capital.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (UNAUDITED)

NOTE 7 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

During the six months ended June 30, 2003, the Company issued an additional 15,000 shares of its Series A Stock to correct the number of shares issues previously to a preferred shareholder for the conversion of debt.

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

During the six months ended June 30, 2003, 204,250 shares of Series A Stock was converted into 3,485,663 shares of the Company's restricted common stock at an approximate conversion price of $0.06 per share.

Common Stock

In May 2003, the Company issued 1,500,000 restricted common shares to three of its executives per there employment agreements. The Company recognized compensation expense of $150,000 or $0.10 per share.

During the six months ended June 30, 2003, the Company issued 5,449,825 shares of common stock for debt of $108,996.


NOTE 8 - SEGMENT INFORMATION

Information with respect to these reportable business segments for the six months ended June 30, 2003 and 2002 is as follows:

                                             For the Six Months Ended June 30, 2003
                       ---------------------------------------------------------------------------------
                        Trade Show                                        Automobile and
                       Displays and      E-Commerce                        Small Part       Consolidated
                        Graphics          Solutions       Trade Show      Manufacturing         Total
                       -----------       -----------      -----------      ------------      -----------
Net Revenues ....      $   662,770       $   165,758      $   217,662      $-                $ 1,046,190
                       ===========       ===========      ===========      ============      ===========
Net (Loss) Income      $  (698,926)      $    85,144      $    15,230      $   (138,886)     $  (737,438)
                       ===========       ===========      ===========      ============      ===========
Total Assets ....      $   772,769       $    16,988      $   280,366      $    266,027      $ 1,336,150
                       ===========       ===========      ===========      ============      ===========

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (UNAUDITED)

NOTE 8 - SEGMENT INFORMATION (CONTINUED)

                                             For the Six Months Ended June 30, 2003
                       ---------------------------------------------------------------------------------
                        Trade Show                                        Automobile and
                       Displays and      E-Commerce                        Small Part       Consolidated
                        Graphics          Solutions       Trade Show      Manufacturing         Total
                       -----------       -----------      -----------      ------------      -----------
Net Revenues ....      $   153,126       $    71,180      $   357,001      $-                $   581,307
                       ===========       ===========      ===========      ============      ===========
Net (Loss) Income      $  (303,435)      $    49,726      $    79,985      $    (12,391)     $  (186,115)
                       ===========       ===========      ===========      ============      ===========
Total Assets ....      $   139,840       $    32,154      $   709,325      $    610,609      $ 1,491,928
                       ===========       ===========      ===========      ============      ===========

NOTE 9 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements which may apply to the Company.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002. The adoption of the disclosure provisions of Statement 148 as of June 30, 2003 did not have a material impact on the Company's financial condition or results of operations.

In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Financial Instruments and Hedging Activities," was issued and is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The changes in this Statement improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying guarantee to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and (4) amends certain other existing pronouncements. The Company does not believe this Statement will have a material effect on its results of operations or financial position.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (UNAUDITED)

NOTE 9 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. We plan to adopt SFAS No. 150 in the second quarter of Fiscal 2004. We do not expect the adoption of SFAS No. 150 to have a significant impact on our consolidated financial position or results of operations.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. . The adoption of this pronouncement is not expected to have a material effect on the earnings or financial position of the Company.

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company has not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated financial position and results of operations.

         In January 2003, the EITF finalized a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." The Task Force concluded that cash consideration in excess of specific identifiable costs, including sales incentives, allowances, discounts, coupons, rebates and price reductions, when meeting certain criteria, constitute a reduction in vendor price, and should therefore be reflected as a reduction in cost of sales when the related merchandise is sold. The EITF concluded that this literature should be applied to new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. We adopted EITF 02-16 as of January 1, 2003. The adoption of EITF 02-16 had an immaterial impact on our consolidated financial position and results of operations.

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

Our trade show division, Big Boys and Their Toys Men's Expo, was held in Phoenix (June 6-8, 2003). And is presently scheduled to conduct its additional trade shows in Dallas (October 4-6, 2003), and in Fort Lauderdale (December 5-7,
2003), with dates in Denver, Chicago, and West Palm Beach, Fla. pending for 2003 and 2004.

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

Six months ended June 30, 2003 compared to six months ended June 30, 2002.

Net Sales

Net sales for the six months ended June 30, 2003 were $1,046,190 as compared to net sales of $581,307 for the six months ended June 30, 2002. The increase in sales of $464,883 was substantially due to productivity of newly hired sales force for our trade show displays and graphics division. During the six months ended June 30, 2003 and 2002, net sales by segment were as follows:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                        Trade Show                                        Automobile and
                       Displays and      E-Commerce                        Small Part       Consolidated
                        Graphics          Solutions       Trade Show      Manufacturing         Total
                       -----------       -----------      -----------      ------------      -----------
 2003
 ----
Net Sales .......      $   662,770       $   165,758      $   217,662      $-                $ 1,046,190
                       ===========       ===========      ===========      ============      ===========
 2002
 ----
Net Sales .......      $   153,126       $    71,180      $   357,001      $-                $   581,307
                       ===========       ===========      ===========      ============      ===========

For the six months ended June 30, 2003, we increased net sales from our trade show displays and graphics business to $662,770 from net sales of $153,126 for the six months ended June 30, 2002, an increase of $509,644. The increase was attributable to our increased marketing efforts and additional sales force. Additionally, our E-Commerce Solutions division increased net sales from $71,180 during the six months ended June 30, 2002 to $165,758 for the comparable period in 2003. This increase of $94,578 was due to increased marketing efforts. Our trade show division had sales of $217,662 for the six months ending June 30, 2003 as compared to $357,001 for six months ended June 30, 2002 a decrease of $139,339.

Operating Expenses

Advertising and promotion were $127,433 for the six months ended June 30, 2003 as compared to $0 for the six months ended June 30, 2002. This increase is due to our continuing efforts to increase the sales of our trade show display and graphics division.

Consulting fees were $36,461 for the six months ended June 30, 2003 as compared to $7,644 for the six months ended June 30, 2002. During the six months ended June 30, 2003, substantially all of our consulting fees were incurred from the outsource graphic design services for our trade show display division as well as outsourced technical personnel for our automotive division.

Contract labor expenses include costs and commissions related to our sales force that is comprised of both direct employees of the Company (included in salaries) and independent sales representatives. Contract labor also includes costs of certain individuals related to administration and purchasing who are engaged on a contractual basis. Contract labor expenses were $152,112 for the six months ended June 30, 2003 as compared to $25,561 for the six months ended June 30, 2002. The increase in contract labor is attributable to the use of additional independent contractors and sales representatives for our tradeshow segment.

Depreciation for the six months ended June 30, 2003 was $69,091 as compared to $13,500 for the comparable period of 2002. The increase of $55,591 is directly attributable to the assets acquired though acquisitions that were completed during 2002.

Professional fees were $12,500 for the six months ended June 30, 2003 as compared to $35,569 for the six months ended June 30, 2002. The decrease is attributable to the fact that we had additional costs associated with our acquisitions during the early part of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Rent expense was $64,390 for the six months ended June 30, 2003 as compared to $55,997 for the six months ended June 30, 2002. The increase of $8,393 was due to additional office rentals of our subsidiaries.

Salaries were $372,028 for the six months ended June 30, 2003 as compared to $77,783 for the six months ended June 30, 2002. This increase was due to increased sales personnel for our displays and graphics subsidiaries.

Selling, general and administrative expenses, which include travel and entertainment, insurance, auto, telephone and other expenses were $382,791 for the six months ended June 30, 2003 as compared to $352,857 for the six months ended June 30, 2002. The increase of $29,934 is directly attributable to the acquisitions made during the first six months of 2002.

Other Expenses
Interest expense was $234,741 for the six months ended June 30, 2003 as compared to $103,314 for the six months ended June 30, 2002. This increase is attributable to an increase in beneficial interest associated with borrowing of convertible debt. During the six months ended June 30, 2003, we recorded beneficial interest of $181,647 related to convertible notes payable as compared to $72,987 during the six months ended June 30, 2002.

As a result of the foregoing factors, we incurred net losses of $737,438 or ($.01) per share for the six months ended June 30, 2003 as compared to a net loss of $211,033 or ($.01) per share for the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred losses of $6,278,557. Our operations have been funded by the sale of common stock with gross proceeds of approximately $1,000,000 since inception. Additionally, we signed convertible debentures and note agreements and borrowed approximately $1,400,000 from third parties and related parties. These funds were used for working capital and capital expenditures.

We have no other material commitments for capital expenditures. We do not believe that we have sufficient liquidity to meet all of our cash requirements for the next twelve months, however, through cost reductions and increased marketing efforts together with additional proceeds from common stock sales we believe we will offset a portion of our cash flow shortfall. A key element of our strategy is to evaluate opportunities to expand through acquisition of companies engaged in similar and related complementary businesses. Any additional acquisitions may require additional capital, although there can be no assurances that any acquisitions will be completed. Also, we believe that additional funding will be necessary to expand our market share.

During the six months ended June 30, 2003, our operating cash requirement was $196,061 attributable to a net loss of $737,438, an increase in operating assets of $105,771 mitigated by non-cash charges for depreciation of $69,091 and beneficial interest on notes payable and noncash compensation to officers of $331,647, an increase in operating liabilities of $246,410 due to non-payment. The net remaining shortfall was primarily funded by net proceeds from notes payable of $168,046 during the six months ended June 30, 2003.

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date within 45 days of the filing of this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and their can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any material litigation

Item 2.  Changes in Securities and use of Proceeds

During the six months ended June 30, 2003, 204,250 shares of Series A Stock was converted into 3,485,663 shares of the Company's restricted common stock at an approximate conversion price of $0.06 per share.

In May 2003, the Company issued 1,500,000 restricted common shares to three of its executives per there employment agreements. The Company recognized compensation expense of $150,000 or $0.10 per share.

During the six months ended June 30, 2003, the Company issued 5,449,825 shares of common stock for debt of $108,996.

Item 3. Defaults Upon Senior Securities

We are currently in default on our notes payable with a financial institution and other entities.

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         31.1 Certification of Chief Executive Officer and Principal Financial Officer Certification under Section 302

         32.1 Certification of Chief Executive Officer and Principal Financial Officer Certification under Section 906

         (b) Reports of Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DYNAMIC IMAGING GROUP, INC.

Dated:   September 19, 2003           By: /s/ Roland Breton
                                          --------------------------------------
                                          Roland Breton, Chief Executive Officer
                                          and President