Form 10QSB
period 2003-09-30
GREENTECH USA INC
filed 2003-12-01
CIK 1079250

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               September 30, 2003
Commission file number:                     0-26449



                           DYNAMIC IMAGING GROUP, INC.
                ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                        65-0903895
    -------------------------              -------------------------------
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)              Identification No.)




                               6500 NW 15th Avenue
                         Fort Lauderdale, Florida 33309
                -----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (954) 545-8181
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes     No  X
                                       ----   -----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 2003 69,064,848 shares of common stock, $.001 par value per share.

                           DYNAMIC IMAGING GROUP, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                                      INDEX




PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet (Unaudited)
                  September 30, 2003.........................    3
      Consolidated Statements of Operations (Unaudited)
                  For the Three and Nine Months Ended
                  September 30, 2003 and 2002...............     4
      Consolidated Statements of Cash Flows (Unaudited)
                  For the Nine Months Ended
                  September 30, 2003 and 2002...............     5

      Notes to Consolidated Financial Statements............     6-10

      Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations.   11-14

      Item 3 - Controls and Procedures........................   14

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings.............................    14

      Item 2 - Changes in Securities and use of Proceeds.        14

      Item 3 - Default upon Senior Securities................    14

      Item 4 - Submission of Matters to a Vote of
               Security Holders..............................    14

      Item 6 - Exhibits and Reports on Form 8-K..............    15

      Signatures.............................................    15

      Certifications.........................................    16,17


                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                               September 30, 2003
                                  (Unaudited)


                                     ASSETS
CURRENT ASSETS:
    Cash                                                  $     1,142
    Accounts Receivable                                       251,727
    Inventories                                                 2,370
    Prepaid Expenses and Deposits                              12,032
                                                             --------

Total Current Assets                                          267,271

PROPERTY AND EQUIPMENT - Net                                   41,416

GOODWILL                                                      831,635

DUE FROM RELATED PARTY                                         83,384
                                                            ---------

TOTAL ASSETS                                              $ 1,223,706
                                                            =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts Payable and Accrued Expenses                 $   262,131
    Accrued Salaries                                          189,242
    Payroll Taxes Payable                                     141,061
    Deferred Revenue                                           97,198
    Due to Affiliates                                         435,198
                                                           ----------

Total Current Liabilities                                   1,124,830
                                                           ----------
STOCKHOLDERS' EQUITY:
 Preferred Stock (No Par Value); 4,000,000 Shares
  authorized
 Series A, Convertible Preferred Stock(No Par Value);
  6,000,000 Shares Authorized; 319,000 issued and
  outstanding                                                  31,900
 Common Stock, ($.001 Par Value); 100,000,000 Shares
  Authorized; 69,064,848 issued and outstanding                69,064
 Common Stock Issuable(28,099,900 Shares)                      28,100
 Additional Paid-in Capital                                 6,444,763
 Accumulated Deficit                                       (6,450,951)
 Less: Unrealized Loss on Investments                         (24,000)
                                                           ----------

Total Stockholders' Equity                                     98,876
                                                           ----------

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                 $ 1,223,706
                                                           ==========


See accompanying notes to unaudited consolidated financial statements.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                 For the Three Months   For the Nine Months
                                  Ended September 30,   Ended September 30,
                                ------------------------------------------
                                   2003      2002        2003       2002
                                ---------- ----------  ---------  --------
NET SALES                     $  537,755  $ 198,126  $ 1,583,945 $ 779,433

COST OF SALES                    255,138     62,411      587,219   157,606
                               ---------  ---------   ---------- ---------

GROSS MARGIN                     282,617    135,715      966,726   621,827
                               ---------  ---------   ---------- ---------

OPERATING EXPENSES:
Advertising and Promotion        131,854    111,510      259,287   222,582
Consulting Fees                  344,072     31,750      380,533    39,394
Contract Labor                   (95,167)    52,126       56,945    77,689
Depreciation & Amortization      (42,279)    36,077       26,812    49,577
Professional Fees                  8,660     10,931       21,160    46,500
Rent and Occupancy                44,668     21,342      109,058    77,339
Salaries and Benefits            (48,394)     7,420      323,634    85,203
Selling, General and
   Administrative               (113,486)    15,247      269,305   257,032
                               ---------  ---------   ---------- ---------

Total Operating Expenses         229,928    286,403    1,446,734   855,316
                               ---------  ---------   ---------- ---------

INCOME(LOSS) FROM OPERATIONS      52,689   (150,688)    (450,008) (233,489)

OTHER EXPENSES:
Loss on sale of assets            27,372       -          27,372      -
Writedown of goodwill            125,000       -         125,000      -
Interest expense                  72,711    380,301      307,452   508,533
                               ---------  ---------   ---------- ---------

NET LOSS                      $ (172,394) $(530,989) $  (909,832)$(742,022)
                               =========   ========   ==========  ========

Weighted Average Common
 Stock Outstanding            66,887,070 46,780,913   55,478,437 37,059,461
                              ========== ==========   ========== ==========

Net Loss per Share -
 Basic and Diluted           $     (.003)$    (0.01)  $   (0.016)$    (0.02)
                              ==========  =========    =========  =========


See accompanying notes to unaudited consolidated financial statements.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            For the Nine Months Ended Sept 30,


                                                      2003           2002
                                                --------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                        $ (909,832)   $ (704,645)
    Adjustments to Reconcile Net Loss to
    Net Cash Flows Used in Operating Activities:
           Depreciation                                 26,812        49,577
           Beneficial Interest Expense Recognized
           for Conversion of Debt for Common Stock     181,647       386,645
           Issuance of stock on conversion of debt      23,109          -
           Proceeds from sale of assets                411,165          -
           Writedown of goodwill                       125,000          -
           Noncash compensation from common stock
           issued to employees for services            150,000          -
          (Increase) Decrease in:
             Accounts Receivable                      (165,950)     (241,213)
             Inventories                                (1,917)        3,522
             Due from Related Parties                  (73,537)        2,676
             Prepaid Expenses                             -          (54,199)
             Security Deposits                          (7,361)       (5,508)
           Increase (Decrease) in:
             Accounts Payable and Accrued Expenses     (85,006)       51,134
             Accrued Salaries                          112,008        27,600
             Payroll Taxes Payable                      17,416        47,596
             Customer Deposits                          80,793       192,153
             Due to Affiliates - net of repayment      174,263          -
                                                     ---------      --------

Net Cash Flows Provided By (Used in) Operating
           Activities                                   58,610      (244,662)
                                                     ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Cash from Acquisition                          -           20,918
           Purchase of goodwill                       (250,000)         -
           Acquisition of Property and Equipment        (7,337)      (21,167)
                                                     ---------      --------

Net Cash Flows Used in Investing Activities           (257,337)         (249)
                                                     ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Net Proceeds from Notes Payable             151,823       275,492
           Proceeds from Issuance of
           Preferred Stock                                -           10,990
                                                     ---------      --------

Net Cash Flows Provided by Financing Activities        151,823       286,482
                                                     ---------      --------

Net (Decrease) Increase in Cash                        (46,904)       41,571

Cash - Beginning of Period                              48,046          -
                                                     ---------      --------

Cash - End of Period                                $    1,142     $  41,571
                                                     =========      ========

SUPPLEMENTAL INFORMATION:
   Cash Paid During Year for:
   Interest and Taxes                               $     -        $    -
                                                     =========      ========

Issuance of Common Stock for Acquisition            $  250,000     $ 777,000
                                                     =========      ========
Issuance of Common Stock in Exchange for Debt       $  667,531     $ 539,435
                                                     =========      ========
Details of Acquisition:
    Fair Value of Assets                            $     -        $ 465,927
                                                     =========      ========
    Goodwill                                        $  250,000     $ 706,635
                                                     =========      ========
    Liabilities                                     $     -        $ 415,850
                                                     =========      ========
    Common Stock Issued                             $  250,000     $ 777,000
                                                     =========      ========
    Net Cash Paid for Acquisition                   $     -        $  20,918
                                                     =========      ========

    See accompanying notes to unaudited consolidated financial statements.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               September 30, 2003
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND GOING CONCERN

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2002 and notes thereto contained in the Report on Form 10-KSB of Dynamic Imaging Group, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results for the full fiscal year ending December 31, 2003.

     As reflected in the accompanying consolidated financial statements, the Company incurred net losses since inception of $6,450,951, has cash provided by operations of $ 58,610 for the nine months ended September 30, 2003, has a working capital deficiency of $ 856,417 as at September 30, 2003, and has unpaid payroll taxes. The ability of the Company to continue as a going concern is dependent on achieving profitable operations and obtaining additional equity and/or debt financing. Management's plans include finding additional revenue sources and the seeking of merger candidates. The Company also needs financing to complete its plans and will pursue obtaining funding through private placements of debt or equity offerings. There can be no assurance that the Company's efforts will be successful. The Company has been rearranging it's current note debt by exchanging such debt for stock. The Company has been successful in converting a great portion as at September 30, 2003 amounting to $667,531 The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               September 30, 2003
                                   (UNAUDITED)


NOTE 2 - ACQUISITIONS


     On December 16, 2002, the Company entered into an agreement to purchase Waddayawant Interactive and Entertainment LLC. ("WIE"), an Arizona corporation. The purchase price is $250,000 and 5,000,000 shares of the Company's common stock . In August 2003, the Company completed this above noted transaction and issued the stock..

NOTE 3 - RELATED PARTY TRANSACTIONS

     The Company advanced funds to certain companies affiliated through common ownership. The advances are non-interest bearing and are payable on demand. At September 30, 2003, advances to these companies amounted to $83,384.

     Certain shareholders of the Company and a company related through common ownership from time to time, advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of September 30, 2003, amounts due to these related parties amounted to $222,001.

NOTE 4 - PROPERTY AND EQUIPMENT

     At September 30, 2003, property and equipment and related accumulated depreciation consisted of the following:

Furniture and fixtures                                   $        20,239
Machinery and Equipment                                           54,899
Displays                                                          77,679
Leasehold Improvements                                            10,032
                                                          ---------------
                                                                 162,849
Less: Accumulated depreciation                                  (121,433)
                                                          ---------------

Total                                                    $        41,416
                                                          ===============


NOTE 5 - MARKETABLE EQUITY SECURITIES

     Marketable equity securities are classified into one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are acquired and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold to maturity. All other securities not included in the trading and held-to-maturity categories are available-for-sale securities. Management determines the appropriate classifications of marketable equity securities at the time they are acquired and evaluates the continuing appropriateness of the classification at each balance sheet date. At September 30, 2003, the Company held only available-for-sale securities, which are reported at fair value which the Company estimated as $0, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               September 30, 2003
                                   (UNAUDITED)


NOTE 6 - CONVERTIBLE NOTE AND LOAN PAYABLE

     On November 7, 2001, the Company signed a loan agreement with a third party, whereby the Company can borrow up to $300,000. In July 2002, this line of credit was increased to $500,000. The loan was converted as at September 30, 2003 for 14,599,990 common shares that were issued subsequent to September 30, 2003 when the balance at that time was $ 291,998 including all interest payable. The beneficial conversion feature present in the issuance of the notes payable as determined on the date funds were received under the loan agreement totaled $17,744 for the six months ended June 30, 2003 and was recorded as interest expense and additional paid-in capital at that time.

     On April 15, 2003, the Company signed a loan agreement with the majority shareholder of WIE. The amount of the loan is up to $750,000 and bears interest at 12% per annum and is payable upon demand. Additionally, the loan is convertible into shares of the Company's common stock at a conversion price of $.02 per common share. This loan which amounted to 169,516 plus interest was converted to stock to 10,000,000 shares of common stock issuable at September 30, 2003 and issued in October 2003. The beneficial conversion feature present in the issuance of the notes payable as determined on the date funds were received under the loan agreement totaled $163,903 for the six months ended June 30, 2003 and was recorded as interest expense and additional paid-in capital.

NOTE 7 - STOCKHOLDERS' EQUITY

Preferred Stock

     The Company is authorized to issue 10,000,000 shares of Preferred Stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

     During the nine months ended September 30, 2003, the Company issued an additional 15,000 shares of its Series A Stock to correct the number of shares issues previously to a preferred shareholder for the conversion of debt.

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

     During the nine months ended September 30, 2003, 204,250 shares of Series A Stock was converted into 3,485,663 shares of the Company's restricted common stock at an approximate conversion price of $0.06 per share.

Common Stock

     In May 2003, the Company issued 1,500,000 restricted common shares to three of its executives per there employment agreements. The Company recognized compensation expense of $150,000 or $0.10 per share.

     During the six months ended June 30, 2003, the Company issued 5,449,825 shares of common stock for debt of $108,996.

     During the three months ended September 30, 2003 the Company converted $561,995 in debt into 28,099,900 shares issuable and issued in October 2003.

                 DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               September 30, 2003
                                   (UNAUDITED)

NOTE 8 - SEGMENT INFORMATION

     Information with respect to these reportable business segments for the nine months ended September 30, 2003 and 2002 is as follows:

       For the Nine Months Ended September 30, 2003

--------------------------------------------------------------------------------
             Trade Show                               Automobile &
             Displays &    E-Commerce                  Small Part  Consolidated
              Graphics     Solutions    Trade Show    Manufacturing     Total
--------------------------------------------------------------------------------
Net Revenues $1,103,797      $211,439     $256,709     $12,000        $1,583,945
             ==========  ============     ========    ========    ==============

Net(Loss)
  Income      ($715,320)      $66,129      $(1,458)  ($259,183)       ($909,832)
             ==========  ============    =========    ========    =============

Total Assets   $514,209       $61,034     $631,191     $17,272       $1,223,706
             =========== ============    =========    ========    =============

For the Nine Months Ended September 30, 2002

--------------------------------------------------------------------------------
             Trade Show                               Automobile &
             Displays &    E-Commerce                  Small Part  Consolidated
              Graphics     Solutions    Trade Show    Manufacturing     Total
--------------------------------------------------------------------------------
Net Revenues  $317,026      $158,034      $304,373          $-         $581,307
           ===========    ==========    ==========    ===========    ==========

Net (Loss)
 Income      ($710,151)      $77,246       $(1,768)      ($69,972)     ($70,645)
           ===========    ==========    ==========    ===========    ==========

Total
 Assets       $134,615       $57,201      $776,987       $617,748    $1,586,551
           ===========    ==========    ==========    ===========    ==========


NOTE 9 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has recently issued several new accounting pronouncements which may apply to the Company.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002. The adoption of the disclosure provisions of Statement 148 as of September 30, 2003 did not have a material impact on the Company's financial condition or results of operations.

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

                  DYNAMIC IMAGING GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               Septenmber 30, 2003
                                   (UNAUDITED)

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

     Nine months ended September 30, 2003 compared to nine months ended September 30, 2002.

Net Sales

     Net sales for the nine months ended September 30, 2003 were $1,583,945 as compared to net sales of $779,433 for the nine months ended September 30, 2002. The increase in sales of $464,883 was substantially due to productivity of newly hired sales force for our trade show displays and graphics division. During the nine months ended September 30, 2003 and 2002, net sales by segment were as follows:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

-------------------------------------------------------------------------------
             Trade Show                               Automobile &
             Displays &    E-Commerce                  Small Part  Consolidated
              Graphics     Solutions    Trade Show    Manufacturing     Total
-------------------------------------------------------------------------------
2003         $1,103,797     $211,439      $256,709        $12,000    $1,583,945
----         ==========    =========    ==========    ===========     =========
Net Sales

2002
Net Sales      $317,026     $158,034      $304,373          $-         $581,307
             ==========    =========    ==========    ============    =========

     For the nine months ended September 30, 2003, we increased net sales from our trade show displays and graphics business to $1,103,797 from net sales of 317,026 for the nine months ended September 30, 2002, an increase of $786,771. The increase was attributable to our increased marketing efforts and additional sales force. Additionally, our E-Commerce Solutions division increased net sales from $158,034 during the nine months ended September 30, 2002 to $211,439for the comparable period in 2003. This increase of $53,405 was due to increased marketing efforts. Our trade show division had sales of $245,799 for the nine months ending September 30, 2003 as compared to $304,373 for nine months ended September 30, 2002 a decrease of $58,574. The reduction was mainly due to the timing of certain trade shows specifically the Dallas show which takes place in October 2003. If it had taken place in September 2003, revenues in this division would have increased by approximately $ 40,000 based on the revenues generated from this show.

Operating Expenses

     Advertising and promotion were $259,287 for the nine months ended September 30, 2003 as compared to $222,582 for the nine months ended September 30, 2002. This increase is due to our continuing efforts to increase the sales of our trade show display and graphics division.

     Consulting fees were $380,533 for the nine months ended September 30, 2003 as compared to $39,394 for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, substantially all of our consulting fees were incurred from the outsource graphic design services for our trade show display division as well as outsourced technical personnel for our automotive division.

     Contract labor expenses include costs and commissions related to our sales force that is comprised of both direct employees of the Company (included in salaries) and independent sales representatives. Contract labor also includes costs of certain individuals related to administration and purchasing who are engaged on a contractual basis. Contract labor expenses were $56,945 for the nine months ended September 30, 2003 as compared to $77,689 for the nine months ended September 30, 2002. The decrease in contract labor is attributable to a reclassification of certain individuals who are deemed to be employees and not independent contractors.

     Depreciation for the nine months ended September 30, 2003 was $26,812 as compared to $49,577 for the comparable period of 2002. The decrease of $22,765 is directly attributable to the sale of certain of the assets of the automotive division.

     Professional fees were $21,160 for the nine months ended September 30, 2003 as compared to $46,500 for the nine months ended September 30, 2002. The decrease is attributable to the fact that we had additional costs associated with our acquisitions during the early part of 2002.

     Rent expense was $109,058 for the nine months ended September 30, 2003 as compared to $77,339 for the nine months ended September 30, 2002. The increase of $31,719 was due to additional office rentals of our subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Salaries were $323,634 for the nine months ended September 30, 2003 as compared to $85,203 for the nine months ended September 30, 2002. This increase was due to increased sales personnel for our displays and graphics subsidiaries. Salaries are lower than the first six months due to some reclassification of expenses.

     Selling, general and administrative expenses, which include travel and entertainment, insurance, auto, telephone and other expenses were $269,305 for the nine months ended September 30, 2003 as compared to $257,032 for the nine months ended September 30, 2002. The increase of $12,273 is directly attributable to the increase in sales volumes. The expense has actually gone done from the first six month period relating to some accounting corrections and reclassifications.

    Other  Expenses

     Interest expense was $307,452 for the nine months ended September 30, 2003 as compared to $471,156 for the nine months ended September 30, 2002. This decrease is attributable to a decrease in beneficial interest associated with borrowing of convertible debt as result of converting a good portion of this convertible debt at a lower interest factor. During the nine months ended September 30, 2003, we recorded beneficial interest of $163,903 related to convertible notes payable as compared to $386,645 during the nine months ended September 30, 2002.

     As a result of the foregoing factors, we incurred net losses of $909,832 or ($.01) per share for the nine months ended September 30, 2003 as compared to a net loss of $704,465 or ($.02) per share for the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have incurred losses of $6,450,951. Our operations have been funded by the sale of common stock with gross proceeds of approximately $1,000,000 since inception. Additionally, we signed convertible debentures and note agreements and borrowed approximately $2,000,000 from third parties and related parties. These funds were used for working capital and capital expenditures.

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

     During the nine months ended September 30, 2003, we provided 58,610 in cash towards operations after deducting non-cash items of goodwill writedown of $125,000, conversion of debt to stock amounting to $23,109, depreciation of $ 26,812, compensation paid to employees in the form of common stock totaling $150,000, beneficial interest recognized for conversion of debt for common stock and an increase of net change in operating assets and liabilities totaling $50,709.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         We are not involved in any material litigation

Item 2.  Changes in Securities and use of Proceeds
         -----------------------------------------

     During the nine months ended September 30, 2003, 204,250 shares of Series A Stock was converted into 3,485,663 shares of the Company's restricted common stock at an approximate conversion price of $0.06 per share.

     In May 2003, the Company issued 1,500,000 restricted common shares to three of its executives per there employment agreements. The Company recognized compensation expense of $150,000 or $0.10 per share.

     During the nine months ended September 30, 2003, the Company issued 5,449,825 shares of common stock for debt of $108,996.


Item 3. Defaults Upon Senior Securities

     We are currently in default on our notes payable with a financial institution.

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

                                     DYNAMIC IMAGING GROUP, INC.

Dated:   November 25, 2003             By: /s/ Roland Breton
                               ----------------------------------------
                                Roland Breton, Chief Executive Officer
                                 and President

                                   CERTIFICATION .........Exhibit 31.1


         I, Roland Breton, certify that:

     1. I have reviewed this Form 10-QSB of Dynamic Imaging Group, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: November 25, 2003

/s/Roland Breton
President, Principal Financial
and Accounting Officer

                                                              Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Form 10-QSB of Dynamic Imaging Group, Inc.(the "Company") on Form 10-QSB for the nine months ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Roland Breton, Chief Executive and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/Roland Breton
Roland Breton
Chief Executive, Principal Financial
and Accounting Officer
November 25, 2003

     A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.









(section left blank intentionally)