Form 10KSB
period 2003-12-31
GREENTECH USA INC
filed 2004-04-16
CIK 1079250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-KSB

    Annual report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the Fiscal Year Ended: December 31, 2003

                          Commission File No. 000-26446

                           GREENTECH USA, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

                Florida                           65-0903895
        ------------------------      ---------------------------------
        (State of Incorporation)      (IRS Employer Identification No.)

                           6500 NW 15TH AVE. SUITE 300
                            Fort Lauderdale, FL 33009
               --------------------------------------------------
               (Address of principal executive offices) (zip code)

                      Issuer's Telephone No. (954) 545-8181
                                             --------------

        Securities registered pursuant to Section 12(b) of the Act:

           Title of each class      Name of each exchange on which
                                            Registered

                  None                         N/A
       -----------------------      ------------------------------

    Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
       ---------------------------------------------------------
                              (Title of each class)

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for twelve months ended December 31, 2003 $2,199,644.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the average bid and asked prices of such stock, at April 15, 2004 was $ 4,783,870.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,729,316 shares of common stock, as of April 15, 2004.

                       Documents Incorporated by Reference
                -------------------------------------------------
                                      NONE

Transitional Small Business Disclosure Format:  No

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

BACKGROUND

     Greentech USA, Inc. (formerly Dynamic Imaging Group, Inc.) was incorporated under the laws of the State of Florida in January 1999. Through our wholly-owned subsidiary, Dynamic Imaging Group, Inc., a Colorado corporation, we are engaged in the sale and rental of portable show displays, accessories and graphics, all of which are used in the trade show and trade exhibition industry.

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

     On March 1, 2002, the Company acquired 100% of the outstanding common stock of Hi Tech Expos, Ltd. d/b/a Twenty First Century Promotions, an Arizona corporation ("TFCP"), in exchange for 4,941,175 shares of the Company's common stock. TFCP is a trade show marketing and management firm located in Scottsdale, Arizona. The number of shares issued may be increased in the event the Company acquires an additional corporation. The Company has not entered into a definitive agreement with the additional corporation and it is not known at this time whether the additional corporation will be acquired. The Company accounted for this acquisition using the purchase method of accounting. The purchase price exceeded the fair value of net liabilities assumed by $581,635. The excess has been applied to goodwill. TFCP is a trade show promotion company presently engaged in several men's expos known as "Big Boys and Their Toys". Currently, we have "Big Boys and Their Toys" expos planned for June 2003 in Phoenix, AZ, October 2003 in Dallas, TX, December 2003 in Fort Lauderdale, FL, and May 2004 in Palm Beach, FL. During the 2003 the Company reversed this acquisition.

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

     In October 2003, the Company changed its name to Greentech USA, Inc.

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

Greentech'S SHOW DISPLAYS AND GRAPHICS

     Greentech's name brand displays are manufactured for us by Jemco Displays. Our displays are lightweight and can be easily assembled without tools in approximately 15 minutes. The display system is an aluminum frame structure which is designed to expand to an overall width of 100 inches by a height of 89 inches. Our frame includes a self-aligning magnetic set of plastic bars designed to attach to the frame for handing the center and radius end caps. The three center panels of our frame are approximately 27" wide and 89" high and are made of plastic with a fabric covering. The radius end caps are approximately 29" wide by 89" high. The center panels and end caps are attached to the frame by plastic panel hooks and magnetic strips. The display's frame also supports lighting, shelves, signage and various other interchangeable lightweight products.

     Greentech produces large format photographic imaging on the Durst Lambda system, a specialized processing system. Our clients include wholesalers, resellers and advertising agencies. Our photo images are produced not only for use on our trade show display systems, but are also used for wall advertisements and lightbox fixtures for permanent usage, as well as book covers and handouts associated with these displays.

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

Greentech E-SOLUTIONS

     Digi eSolutions is to expand the client base in the areas of premier, business based Internet solutions, highly qualified staff augmentation, web hosting, and domain name registration. This will be accomplished internally by adding additional sales, recruiting, and technical personnel and externally by offering supplemental services to current clients, forming partnerships with other companies, obtaining referrals from our growing list of satisfied clients, participation in technical trade shows, and using the Greentech 's network of sales professionals.

     Our management team will work with the existing distribution network of the parent company to instill sufficient knowledge as to facilitate a referral to this division. While accomplishing this, the company plans to work to increase its current client base as well as form joint ventures with other companies. Other Internet companies create websites, but do not have the ability to offer more extensive solutions such as the Great Plain's Dynamics product. Utilizing Greentech's graphic capabilities, the company will target clients with existing web sites and offer them upgrades including graphic design, video and animation. Dynamic Imaging Group, Inc. will utilize its sponsorship and affiliation with computer and technology exhibitions nationally to promote the eSolutions division through participation in tradeshows annually. The Company has assembled a team of independent translators that will help facilitate the Company's vision of creating sites and solutions in English, Spanish, Portuguese, German, French, Japanese and Mandarin.

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

     The Company has sold its assets during 2003 and for as such is a non operating subsidiary as of December 31, 2003.

WHADDAYAWANT INTERACTIVE AND ENTERTAINMENT

     WHADDAYAWANT Interactive and Entertainment with its customized and innovative exhibit format has successfully moved from single use, specialized customers to a diverse clientele with cross marketing potential WHADDAYAWANT has gained the reputation for creating the "one of a kind", "Cooler than Cool" environment for product and service promotions.

WARRANTIES

     Greentech warrants to the purchaser, on a no time limit basis, to repair or replace (at our option), the frame provided. This warranty is provided only with sales and not with rentals. All electrical parts and components are covered for a period of one year from the date of purchase. The conditions of the warranty are that the unit shall have been employed under conditions of normal use and service, there can be no evidence of tampering and improper handling and that other relevant information relating to the unit be provided to Greentech. Graphics are excluded from our warranty. Our primary supplier of frame displays is Jemco Displays, which provides us and our customers with a comparable product warranty. Other display suppliers provide similar warranties. In view of the sturdy nature of the materials provided, we do not believe that full replacement would be necessary for a majority of circumstances as repairs could be handled by either ourselves, our distribution personnel, Jemco Display or other suppliers. To date, we have not received requests for any returns or requests under our warranty.

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

MARKETING PHILOSOPHY AND STRATEGY

     We intend to expand our Trade Show Production Company to multiple avenues throughout the country allowing our show display, automotive, interactive and eSolutions marketing and sales teams to benefit from the many new leads generated by these shows. We also will gear our operations to local companies with display and Website needs and small trade shows that cater to individuals, as well as to create product awareness to enhance sales and rentals through our Website and existing distribution network.

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


EMPLOYEES

     Greentech currently has 16 employees, six of whom are involved in sales and clerical 3 involved in IT, 2 involved in graphics and 5 of whom are involved in management. No employees are presently represented by any labor unions. We believe our relations with employees to be good, however additional employees will need to be recruited to meet our growth projections.

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

     We maintain our executive office, sales and warehouse facility at 6500 NW 15th Avenue, Suite 300, Fort Lauderdale, Florida 33309. We lease our executive offices, sales facility and warehouse facility at the rate $3,275 per month. Additionally, we lease our manufacturing facilities in Hialeah, Florida under a two year operating lease with monthly payments of approximately $3,000.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     There are no material legal proceedings filed, or to Greentech's knowledge, threatened against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
         -----------------------------------------------------

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND OTHER STOCKHOLDER MATTERS
         ------------------------------------------------------

     Our common stock is traded on the OTC Bulletin Board under the symbol GTEI. The following table sets forth the range of high and low closing sale price as reported by the OTC Bulletin Board for our common stock for the fiscal quarters indicated. The OTC Bulletin Board quotations represent quotations between dealers without adjustment for retail mark-up, markdowns or commissions and may not represent actual transactions.

         Quarter Ended               HIGH BID          LOW BID
         -----------------------------------------------------

         March 31, 2003                0.12              0.04
         June 30, 2003                 0.35              0.05
         September 30, 2003            0.18              0.05
         December 31, 2003             3.00              0.25

         March 31, 2002                0.12              0.05
         June 30, 2002                 0.19              0.06
         September 30, 2002            0.19              0.06
         December 31, 2002             0.09              0.04

Dividend Policy

     No dividends have been paid on the shares of our common stock, and we do not anticipate the payment of cash dividends in the foreseeable future. We anticipate that, for the foreseeable future any profit we report will be devoted to our future operations and that cash dividends would not be paid to our shareholders.

     As of April 16, 2004 there were approximately 300 registered holders of record of the Company's common stock

RECENT SALES OF UNREGISTERED SECURITIES

     The following discussion details securities sold by us during the last three fiscal years which were not registered under the provisions of the Securities Act of 1933.

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

     During the year ended December 31, 2003, the Company issued 15,000 Series A Preferred stock in exchange for the cancellation of $ 1,500 of debt. The Company converted 204,250 of shares for 3,485,663 shares of common stock having a value of $ 20,425 or $ .006 per share on the conversion. The Company cancelled 37,000 shares of the Company's issued Preferred stock.

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

     On March 1, 2002, the Company acquired 100% of the outstanding Common Stock of Hi Tech Expos, Ltd. d/b/a Twenty First Century Promotions, an Arizona corporation, in exchange for 4,941,175 shares of the Company's common stock. The number of shares issued may be increased in the event the Company acquires a specific additional corporation identified in the agreement. The Company has not entered into a definitive agreement with the additional corporation and it is not known at this time whether the additional corporation will be acquired. The Company divested itself of this Company in November 2003.

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

     In May 2003, the Company issued 1,500,000 shares of restricted common stock to three of its executives in conjunction with their employment agreements. The Company recorded as an expense $ 150,000 in relation to the stock issued

     During the period ended September 30, 2003 a total of 33,549,725 shares of common stock were issued to settle debt amounting to $ 670,991 of the Company.

     During 2003 the Company issued a total of 5,000,000 shares to shareholders of WIE to complete the acquisition of the Company.

     During 2003 the Company converted 204,250 of its Series A Preferred shares into 3,485,663 common shares.

     The Company issued 7,000,000 shares of common stock in 2003 to satisfy its purchase of the assets and liabilities of Silver Star Management, Inc. in 2002.

     In October 2003 the Company issued 28,099,900 to convert $ 561,995 in notes payable.

     In October 2003 the company reverse split the stock 1 share for every 25 owned at that time by the shareholders of record.

     In October 2003 the Company issued 717,833 shares of restricted common shares in connection with the purchase of Perceptre LLC.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL OVERVIEW

     Dynamic Imaging Group, Inc. (the Company) was formed in March 1998 the Company changed its name to Greentech USA, Inc. in October 2003 and is engaged in the sale, marketing and rental of portable show displays, accessories graphics, Internet solutions through an independent network of outlets throughout the United States and the placement of the Companies own Trade show's "Big Boys And Their Toys" in multiple markets throughout the United States and the sales, assembly, and R&D of its own vehicles. The Company maintains its principal business operations in Fort Lauderdale, Florida.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002.

REVENUES

     Net sales for the year ended December 31, 2003 were $2,199,644 as compared to net sales of $1,342,689 for the year ended December 31, 2002. The increase in sales of $924,729 was substantially due to our acquisition of Hi Tech Expos, Ltd. d/b/a Twenty First Century Promotions. During the years ended December 30, 2002 and 2001, net revenues by segment were as follows:

             Trade Show                           Automobile and
           Displays and     E-Commerce              Small Part    Consolidated
            Graphics        Solutions   Trade Show  Manufacturing       Total
            ------------  ----------  ----------  -------------   ------------

2003
Net Revenues $1,790,732    $ 227,213     $ 167,394      $ 14,305     $ 2,199,644
             ==========    =========      ========       =======      ==========

2002
Net Revenues    $478,548     $271,975    $592,166      $   -         $1,342,689
              ============  ==========  ==========  =============   ============

     For the year ended December 31, 2003, we increased revenues from our trade show displays and graphics business to $1,790,732 from net revenues of $ 478,548 for the year ended December 31, 2002, an increase of $ 1,312,184. The increase was attributable to our increased marketing efforts.

COST OF SALES

     Cost of sales for the year ended December 31, 2003 was $1,318,707 or 60% of sales compared with a cost of $233,763 or 17% of our revenues. The increase in cost of sales relates to the percentage of sales of display units and the markup the Company can obtain which distorts the cost of sales of the consolidated entity.




OPERATING EXPENSES

     Advertising and promotion related primarily to our trade show segment and amounted to $ 229,995 for the year ended December 31, 2003 compared with $463,343 for the year ended December 31, 2002. The reduction is mainly due to reversal of the High Tech Expos division during 2003.

     Consulting fees totaled $ 500,251 for 2003 as compared with $69,672 for the year ended December 31, 2002 During the year ended December 30, 2003, the company used independent contractors for which $318,656 was paid and the balance of $181,595 represented payments for other consulting fees of which $153,000 was incurred from the issuance of common stock for services. These shares were valued at the fair values and charged to consulting fees.

     Contract labor expenses include costs and commissions related to our sales force that is comprised of both direct employees of the Company (included in salaries) and independent sales representatives. Contract labor also includes costs of certain individuals related to administration and purchasing who are engaged on a contractual basis. Contract labor expenses were $31,998 for 2003 as compared to $161,331 for the year ended December 31, 2002.

     Depreciation and amortization expense was $29,665 for the year ended December 31, 2003 and $90,410 for the year ended December 31, 2002.

     Professional fees were $ 43,765 for the year ended December 31, 2003 as compared to $54,183 for the year ended December 31, 2002

     Rent and occupancy costs for the year ended December 31, 2003 were $176,504 as compared to $ 119,112 for the year ended December 31, 2002. The increase of $58,097 was due to additional office rent and rentals of facilities hosting our 21st Century trade show productions.

     Salaries and benefits were $ 414,052 for the year ended December 31, 2003 as compared to $139,309 for the year ended December 30, 2002. The increase is attributed to the hiring of more people to handle the increased sales of display units.

     Selling, general and administrative expenses, which include , auto, telephone and other expenses were $294,405 for the year ended December 31, 2003 as compared to $565,390 for the year ended December 31, 2002. The decrease is directly attributable to our reversal of the acquisition of Hi Tech Expos, Ltd. and cost cutting measures taken on by the Company over the year.


OTHER EXPENSES

     Interest expense was $321,490 for the year ended December 31, 2003 as compared to $651,325 for the year ended December 31, 2002. The decrease is due to the settlement and conversion of certain of the debt for stock and recalculation of certain of the interest rates set up in prior years.

     As result of the sale of the Florida Motor assets and the reversal of the Hi Tech Expos acquisition the Company wrote down goodwill by $325,000, recorded a loss of $27,372 in sale of assets and recorded a loss on certain debt obligation totaling $ 50,636.

     As a result of the foregoing factors, we incurred net losses of $1,589,300 or a net loss of ($.68) per share for the year ended December 31, 2003 as compared to a net loss of $1,205,749 or a net loss ($.03) per share for the year ended December 31, 2002. The net loss per share in 2003 reflects a 25 for 1 stock split so that the net loss per share on a comparative basis would be

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have incurred losses of $7,133,573. Our operations have been funded by the sale of common stock with gross proceeds of approximately $1,000,000 since inception. Additionally, we signed convertible debentures and note agreements and borrowed approximately $ 2,000,000 from third parties and related parties. These funds were used for working capital and capital expenditures.

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

     During the year ended December 31, 2003, our operating cash requirement was $ 1,775,818 was mainly attributable to the net loss of $ 1,589,300 mitigated by non-cash charges for depreciation of $29,065, beneficial interest on notes payable and Series A Preferred stock of $181,647, compensation related to the issuance of common stock for services rendered of $153,000, and other non cash items totaling $403,008.

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

     We have negative working capital primarily due to losses from operations. We had a negative working capital of $1,775,818 at December 31, 2003 and continue to need cash for operations.

     Our accountants have issued a going concern opinion due to the lack of capital. Because of the uncertainties in our ability to satisfy our future capital needs, our auditors' report on our financial statements for the year ended December 31, 2003 contains an explanatory paragraph about our ability to continue as a going concern.

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

o        general economic conditions and economic conditions specific
o        to the healthcare industry.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ---------------------------------------------------------------

     Sherb & Co. P.A. were replaced by Atkins & Russell CPA's on December 1, 2003 Their report on our financial statements for the year ended December 31, 2002 did not contain any qualifications or adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles other than the uncertainty related to our ability to continue as a going concern through December 31, 2002.

ITEM 8A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         ---------------------------------------------------------------

     The following table sets forth the names, ages and positions concerning Greentech and ages of our executive officers and directors. Directors will be elected at our annual meeting of shareholders and serve for one year or until their successors are elected and qualify. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

     NAME                     AGE          POSITIONS HELD
     ----                     ---          --------------

Roland L. Breton               53          CEO/President and director

Alfred Tracy III               41          Secretary and director

Mark Graham                    53          Director

Ron Lifton                     39          Chief Operating Officer

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

     Ronald Lifton an executive with high-volume experience in the analysis, development and negotiation of business ventures within the New Media, e-Commerce, credit and debit card and telecommunications industries. As
President of Lex-Net One Communications, Inc, and Lex-Net One Communications, Inc, Cornerpost Division, he built a backroom support system to interface with billing, customer service and accounting systems. Mr. Lifton was one of the key developers of the Cornerpost product an e-Commerce solution for small and medium sized businesses. As the President and CEO of International Monetary Exchange System, he is a leading provider of new universal "Stored Value" and "Pre-Paid" payment solutions. These solutions use an exciting and newly emerging technology that is poised to revolutionize the card-based payment industry He was a founder and Executive Vice President/Chief Operating Officer of Wireless Network Services, Inc. (American Roaming Network), a wholly-owned subsidiary of TRI Holdings, Inc., providing denied cellular roaming calls to the cellular industry and the founder and Executive Vice President/Chief Operating Officer of National Communications Network, Inc. a provider of automated and operator assisted telephone calls to the hospitality industry with services throughout the U.S., Mexico, Canada, the Caribbean and the Bahamas. He currently sits on the Board of Directors of several companies as well as sitting on the board of civic and religious institutions in South Florida. Ron received a degree in Environmental Design and Urban Planning from the University of Buffalo.

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

                           SUMMARY COMPENSATION TABLE
 ------------------------------------------------------------------------------
                          Annual Compensation      Long-Term Compensation Awards
                       --------------------------    -----------------------
                                                     Annual      Restricted
 Name and Principal                                  Compen-    StockOptions/
      Position         Year     Salary      Bonus    sation       Award(s)
        (a) (b) (c) (d) (e) (f)
 ------------------    ----    ---------    -----    -------    ------------
 Roland Breton,
 President             2001    $  96,000     -0-      96,000       800,000
                       2002    $  48,000     -0-      48,000       500,000
                       2003    $  50,000     -0-      50,000       500,000

 Alfred Tracy III      2001    $ 116,000     -0-     116,000       500,000
 Secretary             2002    $  20,000     -0-      20,000       500,000
                       2003    $       0     -0-      20,000       500,000

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

     In December 2003, Mr. Breton decided to take stock for the balance of $193,492 in wages owing to him and as such is to receive a total of 967,460 common shares.

STOCK OPTIONS

                               OPTION/SAR GRANTS OF PREVIOUS YEARS
 ------------------------------------------------------------------
 Individual Grants             Potential Realizable      Alternative
                                  Value At                   To
                                Assumed Annual Rates Of (f) and (g):
                                    Stock                Grant Date
                          Price Appreciation For           Value
                                   Option
                                   Term
 ----------------------------------------------------------------------------
                                Percent of
                 Number Of    Total Options/
                 Securities    SARs Granted
                 Underlying    To Employees   Exercise Of   Grant Date/
                Options/SARs    In Fiscal      Base Price    Expiration
Name             Granted(#)       Year          (S/Sh)         Date
(a)                 (b)            (c)           (d)           (e)
 ------------------------------------------------------------------------
 Gary Morgan       36,000         100%          20.00         2005/2010
 ------------------------------------------------------------------------
 Roland Breton     36,000         100%          20.00        2005/2010
-------------------------------------------------------------------------
 Alfred Tracy      36,000         100%          20.00        2005/2010

                    5%($)   10%($)  Value $
                    (f)     (g)      (h)
------------------------------------------
Gary Morgan         N/A      N/A     N/A
------------------------------------------
Roland Breton       N/A      N/A     N/A
------------------------------------------

     Mr. Breton and Mr. Morgan were granted options to purchase an aggregate amount of 1,500,000 shares of Greentech's common stock each pursuant to employment agreements. The options are exercisable at $.80 per share, and vest in five equal annual installments of 300,000 shares beginning on February 28, 2000 and are exercisable for a period of seven years from the date of vesting. The contracts were terminated with only 900,000 shares vested. The existing contracts of Mr. Breton and Mr. Tracy include options of 500,000 shares to each executive at the end of each year. These options have been reverse split 25 to 1 as of April 2003.


OPTION EXERCISES AND HOLDINGS

     The following table sets forth information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 2003, of each person named in the summary compensation table and the unexercised options held as of the end of the 2003 fiscal year.

                  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                         OPTION/SAR VALUES
 ------------------------------------------------------------------------------
                                                Number of           Value Of
                                               Securities         Unexercised
                                               Underlying         In-The-Money
                                              Unexercised         Options/SARs
                                              Options/SARs          At Fiscal
                         Shares            At Fiscal Year-End       Year-End
                       Acquired On   Value    Exercisable/        Exercisable/
  Name                  Exercise    Realized  Unexercisable       Unexercisable
 ------------------------------------------------------------------------------
 Gary Morgan,              N/A       N/A           900,000/0               N/A
 ------------------------------------------------------------------------------
 Roland Breton, President  N/A       N/A       1,400,000/500,000           N/A
 ------------------------------------------------------------------------------
 Alfred Tracy III Sec.     N/A       N/A        500,000/500,000            N/A
 ------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     The following table sets forth information as of April 15, 2004, with respect to the beneficial ownership of shares of common stock by (i) each officer and director, (ii) each person or entity known by Greentech to be the owner of more than 5% of the outstanding shares of common stock, or to be and
(iii) all officers and directors as a group. The address of each person is c/o Greentech USA, Inc., 6500 NW 5th Avenue, Fort Lauderdale, Florida 33309. There were 8,729,316 shares of Greentech's common stock issued and outstanding as of April 15, 2004.

                                                         Approximate
                                                         Percentage of
                                    No. of            Outstanding Shares
 Name                               Shares            Beneficially Owned
 -----                              ------            ------------------

 Roland L. Breton ..............   1,742,811                19.97%
 Mark Graham ...................   1,750,000                20.00%
 Ron Lifton       ..............     500,000                 5.70%
 Focos Investments                   462,752                 5.30%
 Lewco Corp.                         548,173                 6.30%

                                  ==========                ======
 All Officers and Directors
 as a Group (3 persons)            3,992,811                45.74%

     Roland Breton is CEO/President and director. His ownership includes is held by A.R. Fortune, a corporation controlled by his spouse. Mr. Breton disclaims beneficial ownership of the shares owned by his spouse, children and A.R. Fortune. His ownership also includes options to purchase 36,000 shares of common stock exercisable at a purchase price of $.20.00 per share, which options became exercisable February 28, 2000 which vest in three equal annual installments commencing February 28, 2002, and are exercisable for a period of seven years from the date of vesting and the options on 500,000 shares that became available in September 2002. Additionally his ownnership does not include the options on 500,000 shares that became available in September 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     Certain related officers and/or related companies of the Company advanced the Company funds for operations. At December 31, 2003, the Company owed these related parties $16,538. These amounts are non-interest bearing, non-collateralized, and are payable on demand.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a) EXHIBITS

         EXHIBITS   DESCRIPTION OF DOCUMENT
         --------   -----------------------

           3.1      Articles of Incorporation of Dynamic Imaging Group,
                    Inc.*

           3.2      Bylaws of Dynamic Imaging Group, Inc.*

          10.1 Employment Agreement between Dynamic Imaging Group, Inc. and Roland Breton dated August 31, 2001.*

          10.2 Employment Agreement between Dynamic Imaging Group , Inc. and Alfred Tracy III dated August 31, 2001.*

          10.3 Lease Agreement between Dynamic Imaging Group, Inc. And Luisa Certain and Maria Certain dated November 19, 1998.*

          10.4 Lease Agreement between Dynamic Imaging Group, Inc. And Luisa Certain and Maria Certain dated May 1, 1998.*

          10.5 Agreement with Hi Tech Expos, Ltd., d/b/a Twenty First Century Promotions dated March 1, 2002.**

          21 .      Subsidiaries.*

          23.1      Consent of Independent Accountants

          31 & 32   Certifications
         ---------
         *          Incorporated by reference to this Exhibit No. on
                    Registrants
                    Registration Statement on Form 10-SB.

         ** Incorporated by reference to this Exhibit No. on Registrants
                    Form 8-K filed on April 12, 2002.

(b) REPORTS ON FORM 8-K

          April 25, 2003    -Change in Independent Accountants
          December 1, 2003  -Change in Independent Accountants filed
                              January 2004


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Greentech GROUP, INC.

April 15, 2004                          By: /s/ Roland L. Breton
                                            --------------------
                                            Roland L. Breton
                                            Chief Executive Officer

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 15, 2004                          By: /s/ Roland L. Breton
                                            ----------------------
                                            Roland L. Breton
                                            Director

April 15, 2004                          By: /s/ Alfred Tracy III
                                            ----------------------
                                            Alfred Tracy III
                                            Director and Secretary

April 15, 2004                          By: /s/ Mark Graham
                                            -------------------------
                                             Mark Graham, Director

EXHIBIT 23.1

Independent Auditors' Consent
The Board of Directors
Greentech USA, Inc.

     We consent to the incorporation on Form 10KSB with respect to our report dated April 15, 2004 consolidated balance sheets of Greentech USA, Inc. and subsidiaries as of December 31, 2003 and December 31, 2002(prepared by another firm of accountants), and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2003 and December 31, 2002.

Russell & Atkins, PLC
Oklahoma City, Oklahoma
April 15, 2004



                                                   Exhibit 31.1
                                 CERTIFICATION

I, Roland Breton, certify that:

     1. I have  reviewed  this Annual  Report on Form 10-KSB of  Greentech  USA,
Inc.;

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

Date: April 15, 2004                    /s/ Roland Breton
                                       --------------------
                                        Roland Breton
                                        Chairman, Chief Executive Officer and
                                        Principle Accounting Officer

EXHIBIT 32.1

                 CERTIFICATE PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with the Annual Report on Form 10-KSB of Greentech USA, Inc. (the "Corporation") for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the President and Chief Executive Officer of the Corporation certifies that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Corporation.

  /s/ Roland Breton
-------------------------------
Roland Breton
President and Chief Executive Officer
April 15, 2004

                      GREENTECH USA, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2003 and 2002


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

    Consolidated Statement of Changes in Stockholders' Deficit...............F-5

    Consolidated Statements of Cash Flows....................................F-6

Notes to Consolidated Financial Statements...........................F-7 to F-21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Greentech USA, Inc.. and Subsidiaries
Fort Lauderdale, Florida


     We have audited the accompanying consolidated balance sheet of Greentech USA, Inc. and Subsidiaries as of December 31, 2003, and December 31, 2002 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greentech Group, Inc. and Subsidiaries, as of December 31, 2003, and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

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


                                        /s/Atkins & Russell
                                        Atkins & Russell, LLP
                                        Certified Public Accountants
Oklahoma City, Oklahoma
April 15, 2004

GREENTECH USA, INC. AND SUBSIDIARIES
(FORMERLY Greentech GROUP, INC.)
CONSOLIDATED BALANCE SHEET
AS AT DECEMBER 31, 2003
-------------------------------------------------------------  --------------

                                                       2003            2002
ASSETS

CURRENT
Cash                                               $   -        $  48,046
Marketable securities                                  -            2,000
Accounts receivable                                684,191         85,777
Inventories                                            921            453
Due from related parties                            16,278          9,847
Prepaid expenses                                       -            4,671
--------------------------------------------------------------- -------------

Total Current Assets                               701,390        150,794
-----------------------------------------------------------------------------

INVESTMENTS                                      2,153,499            -
-----------------------------------------------------------------------------

FIXED - AT COST
Property and equipment - net                        45,693        472,056
-----------------------------------------------------------------------------

OTHER - AT COST
Goodwill                                           502,000        706,635
-----------------------------------------------------------------------------


Total Assets                                   $ 3,402,582     $1,329,485
-----------------------------------------------------------------------------



  The accompanying notes are an integral part of these financial statements.

GREENTECH USA, INC. AND SUBSIDIARIES
(FORMERLY Greentech GROUP, INC.)
CONSOLIDATED BALANCE SHEET
AS AT DECEMBER 31, 2003
----------------------------------------------------------------------------

                                                   2003            2002

LIABILITIES AND SHAREHOLDER EQUITY

LIABILITIES

CURRENT
Bank indebtedness                             $   544,015      $     -
Accounts payable and accrued charges              186,498        347,137
Accrued salaries                                   21,234         77,234
Payroll taxes payable                             149,041        123,645
Customer deposits                                     -           16,405
Notes and debentures payable                    1,143,122        846,410
Due to related parties                             15,638        160,586
----------------------------------------------------------------------------

Total Current Liabilities                       2,059,548      1,571,417
----------------------------------------------------------------------------


SHAREHOLDER EQUITY
Preferred stock, no par value, authorized
  - 4,000,000,
 - issued and outstanding - none                   -                -
Series A Convertible preferred stock,
    no par value,
 authorized - 6,000,000, issued and outstanding
 - 282,000( 2002 -508,250)                        28,200         50,825
Common stock, authorized - 100,000,000,
   par value $ .001
 - issued and outstanding - 4,697,838
     (2002 - 43,123,540)                           4,698         43,124
Common stock issuable - 5,654,585 shares
        (2002 - 10,505,820)                          967         10,506
Additional paid in capital                     8,466,742      5,216,732
Deficit                                       (7,133,573)    (5,541,119)
Unrealized loss on investment                    (24,000)       (22,000)
----------------------------------------------------------------------------

Total Shareholder Equity                       1,343,034       (241,932)
----------------------------------------------------------------------------

Total Liabilities and Shareholder Equity     $ 3,402,582     $1,329,485
----------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

GREENTECH USA, INC. AND SUBSIDIARIES
(FORMERLY Greentech GROUP, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2003
----------------------------------------------------------------------------

                                                 2003            2002

REVENUE                                      $ 2,199,644     $1,342,689

COST OF SALES                                  1,318,707        233,763
----------------------------------------------------------------------------

GROSS PROFIT                                     880,937      1,108,926
----------------------------------------------------------------------------

OPERATING EXPENSES
Advertising and promotion                        229,995        463,343
Consulting fees                                  525,955         69,672
Contract labor                                    31,998        161,331
Depreciation and amortization                     29,065         90,410
Professional fees                                 43,765         54,183
Rent and occupancy costs                         176,504        119,112
Salaries and benefits                            414,052        139,909
Other selling, general and administrative        294,405        565,390
----------------------------------------------------------------------------

Total Operating Expenses                       1,745,739      1,663,350
----------------------------------------------------------------------------

LOSS FROM OPERATIONS                            (864,802)      (554,424)
----------------------------------------------------------------------------

OTHER ITEMS
Loss on disposal of assets                       (27,372)           -
Interest expense                                (321,490)      (651,325)
Loss on settlement of debt                       (50,636)           -
Writedown of investment                         (200,000)           -
Writedown of goodwill                           (125,000)           -
----------------------------------------------------------------------------

Total Other Items                               (724,498)      (651,325)
----------------------------------------------------------------------------

NET LOSS                                     $(1,589,300)  $ (1,205,749)
----------------------------------------------------------------------------


Weighted average common shares outstanding -
  Basic and fully diluted                      2,347,890     40,845,797
                                           ===============================

Net loss per share - Basic and fully diluted     $ (0.68)       $ (0.03)
                                           ===============================

The accompanying notes are an integral part of these financial statements.

GREENTECH USA, INC. AND SUBSIDIARIES
(FORMERLY Greentech GROUP, INC.)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2003
-----------------------------------------------------------------------------

                                                    2003            2002

Cash Flows From Operating Activities:
  Net loss for the year                         $(1,589,300)  $ (1,205,749)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Depreciation and amortization                     29,065         90,410
   Stock issued or issuable for services            153,000         66,500
   Writedown of goodwill                            125,000            -
   Writedown of investment                          200,000            -
   Loss on settlement of debt                        50,636            -
   Loss on disposal of assets                        27,372             -
   Beneficial interest in connection with
             conversion of debt                     181,647        543,205
   (Increase) Decrease in:
    Accounts receivable                            (598,414)       (79,251)
    Inventories                                        (468)         3,340
    Due from related parties                         (6,431)        (2,323)
    Prepaid expenses                                  4,671          5,547
   (Increase) Decrease in:
    Accounts payable                               (160,639)        72,959
    Accrued salaries                                (56,000)        32,600
    Payroll taxes payable                            25,396         51,286
    Customer deposits                               (16,405)        (3,244)
    Due to related parties                         (144,948)       (33,864)
-----------------------------------------------------------------------------

Net Cash Used in Operating Activities            (1,775,818)      (458,584)
-----------------------------------------------------------------------------

Cash Flows From Financing Activities
 Proceeds from notes payable                        926,691        543,205
 Repayments of loans from related parties          (144,948)       (46,999)
 Decrease in subscriptions receivable                   -           10,000
-----------------------------------------------------------------------------

Net Cash Provided By Financing Activities           781,743        506,206
-----------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITES
 Purchase of fixed assets - net                      (9,151)        20,918
 Proceeds from sale of fixed assets                 411,165        (20,494)
-----------------------------------------------------------------------------

Net Cash Used In  Investing Activities              402,014            424
-----------------------------------------------------------------------------

Net change in cash                                 (592,061)        48,046

Cash and Cash Equivalents - Beginning of Year        48,046            -
-----------------------------------------------------------------------------

Cash and Cash Equivalents - End of Year          $ (544,015)      $ 48,046
-----------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

-----------------------------------------------------------------------------
GREENTECH USA, INC. AND SUBSIDIARIES
(FORMERLY DYNAMIC IMAGING GROUP, INC.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT - 1
FROM DECEMBER 31, 2000 TO DECEMBER 31, 2003
-----------------------------------------------------------------------------

               Series A Convertible    Common Stock    Common Stock Issuable
                 Preferred Stock     $.001 Par Value     $.001 Par Value
                 Shares     Amount  Shares    Amount     Shares       Amount
------------------------------------------------------------------------------

Balance at
December 31, 2000      -    $    -   8,508,687  $  8,509       -     $     -

Shares Issued in
 Connection with Sale
 of Restricted Stock   -         -   1,600,000     1,600       -           -

Shares Issued in
      for Services     -         -   1,653,170     1,653       -           -

Shares Issued for
    Debt               -         -     325,000       325       -           -

Common Shares
Issuable for Services  -         -         -          -   3,500,000     3,500

Common Shares Issuable
 for Debt              -         -         -          -   7,952,900     7,953

Shares Issued re Sale
 of Series A        498,350  49,835        -          -        -           -

Beneficial Interest    -         -         -          -        -           -

Issuance of Common
  Stock Options        -         -         -          -        -           -

Net Loss               -         -         -          -        -           -
-----------------------------------------------------------------------------
Balance at
 December 31, 2001  498,350  49,835  12,086,857   12,087  11,452,900   11,453

Sale of Series A
 Preferred Stock      9,900     990        -          -        -           -

Payment of
Subscription Receivable -        -         -          -        -           -

Common Shares Issued
 and Issuable for
   Acquisition          -        -    4,941,175    4,941   7,000,000    7,000

Conversion of Notes
 Payable                -        -   13,692,608   13,693       -            -

Issuance of Common
 Stock                  -        -   11,452,900   11,453 (11,452,900) (11,453)

Common Stock
 Issuable for Debt      -        -         -          -     3,505,820   3,506

Beneficial Interest     -        -         -          -        -            -

Stock Issued for
 Services               -        -     950,000       950       -            -

Net Loss                -        -         -          -        -            -
------------------------------------------------------------------------------

Balance at December
 31, 2002           508,250  50,825 43,123,540    43,124   10,505,820  10,506

Spin off of 21st
 Century Arizona        -        -         -          -        -            -

Issuance of Stock
 previously Issuable    -        -   3,505,820     3,506   (3,505,820) (3,506)

Common Stock Issued
 for Debt               -        -     173,000       173        -            -

To record issuance
 of Preferred Shares
 for debt            15,000   1,500        -          -         -            -

Beneficial Interest     -        -         -          -         -            -

To reflect marketT
value of securities
 available for sale     -        -         -          -         -            -

Beneficial Interest     -        -         -          -         -            -

Conversion of debt
 into Common Stock      -        -   5,276,825     5,276        -            -

Conversion of
 Preferred Shares
 to Common Stock   (204,250)(20,425) 3,485,663     3,486        -            -

Issuance of common
 stock to employees
 for services           -        -   1,500,000     1,500        -            -

Acquisition of WIE      -        -   5,000,000     5,000        -            -

Common stock issued
 - August 2003          -        -   7,000,000     7,000  (7,000,000)   (7,000)

Conversion of debt
 into common stock      -        -         -          -   28,099,900    28,100

Preferred shares
 cancelled          (37,000) (3,700)       -          -         -            -

Issuance of Stock
 previously Issuable    -        -  28,099,900    28,100 (28,099,900)  (28,100)

Shares issued to
 a director             -        -   2,000,000    2,000         -            -

Reverse split 25:1      -        - (95,184,743) (95,185)        -            -

Common stock issuable
 for accrued salaries
 and fees               -        -         -          -      967,460       967

                        -        -         -          -          -           -

Prior year's adjustment
 of deficit             -        -         -          -          -           -

Acquisition of shares
 in Information
 Architects             -        -    717,833       718          -           -

Net Loss                -        -         -          -          -           -
------------------------------------------------------------------------------
Balance at December
 31, 2003          282,000 $ 28,200 4,697,838  $  4,698    967,460   $    967


GREENTECH USA, INC. AND SUBSIDIARIES
(FORMERLY DYNAMIC IMAGING GROUP, INC.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT - 2
FROM DECEMBER 31, 2000 TO DECEMBER 31, 2003

------------------------------------------------------------------------------

                       Additional            Unrealized                Total
                       Paid-in    Accumulated Loss on Subscription Stockholders'
                       Capital     Deficit   Investment Receivable   Deficit
------------------------------------------------------------------------------
Balance at December
 31, 2000            $ 2,542,926 $ (3,055,665) $(22,000) $   -    $  (526,230)

Shares Issued in
 Connection with
Sale of Restricted
 Stock                    47,400        -           -        -         47,400

Shares Issued in
 for Services            150,799        -           -        -        152,452

Shares Issued
 for Debt                 12,675        -           -        -         13,000

Common Shares
 Issuable for
 Services                136,500        -           -        -        140,000

Common Shares
 Issuable for Debt       310,163        -           -        -        318,116

Shares Issued re
 Sale of Preferred         -            -           -    (10,000)      39,835

Beneficial Interest       47,215        -           -        -         47,215

Issuance of Common
  Stock Options           49,000        -           -        -         49,000

Net Loss                   -       (1,279,705)      -        -     (1,279,705)
------------------------------------------------------------------------------
Balance at December
 31, 2001              3,296,678   (4,335,370)  (22,000) (10,000)    (997,317)

Sale of Preferred
 Stock                     -            -           -        -            990

Payment of
 Subscription
 Receivable                -            -           -    10,000        10,000

Common Shares Issued
 and Issuable for
 Acquisition            765,059         -           -        -        777,000

Conversion of Notes
 Payable                409,513         -           -        -        423,206

Issuance of Common
 Stock                     -            -           -        -             -

Common Stock
 Issuable for Debt      136,727         -           -        -        140,233

Beneficial Interest     543,205         -           -        -        543,205

Common Stock Issued
 for Services            65,550         -           -        -         66,500

Net Loss                          (1,205,749)       -        -     (1,205,749)

------------------------------------------------------------------------------
Balance at December
 31, 2002             5,216,732   (5,541,119)   (22,000)     -       (241,932)

Spin off of 21st
 Century Arizona          -              79         -        -             79

Issuance of Stock
 previously Issuable      -             -           -        -             -

Common Stock Issued
 for Debt                 3,287         -           -        -          3,460

Issuance of Preferred
 Shares for debt         (1,500)        -           -        -             -

Beneficial Interest      17,744         -           -        -         17,744

Market value of
 securities
available for sale        -             -         (2,000)    -         (2,000)

Beneficial Interest     163,903         -           -        -        163,903

Conversion of debt      100,260         -           -        -        105,536

Conversion of
Preferred Shares
 to Common Stock         16,939         -           -        -            -

Issuance of common
stock to employees
 for services           148,500         -           -        -        150,000

Acquisition of WIE      245,000         -           -        -        250,000

Common stock issued
 - August 2003           -              -           -        -            -

Conversion of debt      533,895         -           -        -        561,995

Preferred shares
 canceled                 3,700         -           -        -            -

Issuance of Stock
previously Issuable      -              -           -        -            -

Shares issued to
 a director              (2,000)        -           -        -            -

Reverse split 25:1       95,185         -           -        -            -

Common stock issuable
accrued salaries and
 fees                   192,525         -           -        -        193,492

Prior year's adjustment
 of deficit              -              -           -        -         (3,234)

Acquisition of shares
 in Information
   Architects         1,732,570         -           -        -      1,732,288

Net Loss                 -        (1,589,300)       -        -     (1,589,300)
------------------------------------------------------------------------------
Balance at December
 31, 2003            $8,466,740  $(7,133,574)  $ (24,000) $  -    $ 1,343,031
------------------------------------------------------------------------------






                      GREENTECH USA, INC.. AND SUBSIDIARIES
                     (FORMERLY DYNAMIC IMAGING GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     GREENTECH USA, INC. (The "Florida Company") was organized in the State of Florida during January 1999. The Florida Company's articles of incorporation provide for the issuance of 100,000,000 shares of its $.001 par value common stock and 10,000,000 shares of its no par value preferred stock.

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

     In  August  2003 the  Company  completed  the  acquisition  of  Waddayawant
Interactive  and  Entertainment  LLC  ("WIE"),   an  Arizona  Limited  Liability
Corporation in exchange for 5,000,000 shares of common stock.

BASIS OF PRESENTATION

     The consolidated statements include the accounts of GREENTECH USA, INC. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

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

                      GREENTECH USA, INC.. AND SUBSIDIARIES
                     (FORMERLY DYNAMIC IMAGING GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GOODWILL

     Goodwill represents the cost in excess of net assets of businesses acquired. The Company periodically evaluates the carrying amount of goodwill to recognize and measure the possible impairment of these assets. As of December 31, 2003, the Company determined that the carrying value of its goodwill related to the acquisitions made during 2002 was not impaired. The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date, based on guidance issued in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends.

INVENTORIES


     Inventories, consisting of displays and display accessories, are stated at the lower of cost or market utilizing the first-in, first-out method.

                      GREENTECH USA, INC.. AND SUBSIDIARIES
                     (FORMERLY DYNAMIC IMAGING GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOING CONCERN

     As reflected in the accompanying consolidated financial statements, the Company incurred net losses since inception of $7,133,574 has cash used in operations of $1,775,818 in 2003, has a working capital deficiency of $814,143 December 31, 2003, and has unpaid payroll taxes. The ability of the Company to continue as a going concern is dependent on achieving profitable operations and obtaining additional equity and/or debt financing. Management's plans include finding additional revenue sources and the seeking of merger candidates. The Company also needs financing to complete its plans and will pursue obtaining funding through private placements of debt or equity offerings. There can be no assurance that the Company's efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

INCOME TAXES

     The Company utilizes the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are established based on the differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. GREENTECH USA, INC.. AND SUBSIDIARIES (FORMERLY Greentech GROUP, INC.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


LOSS PER COMMON SHARE

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

                      GREENTECH USA, INC.. AND SUBSIDIARIES
                     (FORMERLY DYNAMIC IMAGING GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT PRONOUNCEMENTS (CONTINUED)

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

                      GREENTECH USA, INC.. AND SUBSIDIARIES
                     (FORMERLY DYNAMIC IMAGING GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT PRONOUNCEMENTS (CONTINUED)

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

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), " Consolidation of Variable Interest Entities, and Interpretation of ARB No.51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficial of the entity if the equity investors in the entity do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning on or after June 15, 2003.

                      GREENTECH USA, INC.. AND SUBSIDIARIES
                     (FORMERLY DYNAMIC IMAGING GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT PRONOUNCEMENTS (CONTINUED)

     On April 30, 2003 the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The amendments set forth in Statement 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is effective for contracts entered into or modified after June 30, 2003.

     On May 15, 2003 the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. In addition to its requirements for the classification and measurement of financial instruments in its scope, Statement 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003.

     The company believes that none of the recently issued accounting standards will have a material impact on the financial statements

NOTE 2 - PROPERTY AND EQUIPMENT

     At December 31, 2003, property and equipment and related accumulated depreciation consisted of the following:

                                                2003        2002

Furniture and fixtures .......            $   17,097    $   14,795
Machinery and Equipment ......                66,116       504,038
Displays .....................                77,679        77,679
Leasehold Improvements .......                10,032        27,153
                                           ---------     ---------
                                             170,924       623,665
Less: Accumulated depreciation              (123,684)     (151,609)
                                           ---------     ---------

Total .......................              $. 47,240     $ 472,056
                                            ========     =========

                      GREENTECH USA, INC.. AND SUBSIDIARIES
                     (FORMERLY DYNAMIC IMAGING GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - MARKETABLE EQUITY SECURITIES

     Marketable equity securities are classified into one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are acquired and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold to maturity. All other securities not included in the trading and held-to-maturity categories are available-for-sale securities. Management determines the appropriate classifications of marketable equity securities at the time they are acquired and evaluates the continuing appropriateness of the classification at each balance sheet date. At December 31, 2003, the Company held only available-for-sale securities, which are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' deficit. As of December 31, 2003, the Company recorded an unrealized loss on marketable equity securities of $24,000.

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

     On November 28, 2000, the Company signed a note payable with a bank. The note amounting to $66,773 at December 31, 2003 is payable in 60 monthly installments of $1,742 including interest at prime plus 3.28% per annum. The note is payable on or before January 16, 2005. Certain equipment collateralizes the note. Currently, the Company is in default on this note. Additionally, the Company has a line a credit with the same bank in the amount of $25,000. The line of credit bears interest at prime plus 2% and is payable on demand. As of December 31, 2003, the line of credit balance was $19,773.

                      GREENTECH USA, INC.. AND SUBSIDIARIES
                     (FORMERLY DYNAMIC IMAGING GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - NOTES PAYABLE (CONTINUED)

     The Company has a note payable to an individual. This note bears interest at prime plus 2% (6.25% at December 31, 2002) is non-collateralized, and is payable on demand. As of December 31, 2003, note payable to this individual amounted to $18,250.

     On August 8, 2000, the Company converted a vendor's accounts payable balance amounting to $232,988 to a note payable. The note bears interest at 12% per annum was payable in full on February 15, 2001. The Company is currently in default on this note. This note has been repaid during 2003 along with the note indicated below by the exchange of 28,099,900 of the company's common stock.

     On November 7, 2001, the Company signed a loan agreement with a third party, whereby the Company can borrow up to $300,000. In July 2002, this line of credit was increased to $500,000. The outstanding balance of $390,225 at December 31, 2002 was converted into stock as indicated above

NOTE 5 - ACQUISITIONS

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

                      GREENTECH USA, INC.. AND SUBSIDIARIES
                     (FORMERLY DYNAMIC IMAGING GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - ACQUISITIONS (CONTINUED)

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

     On March 1, 2002, the Company acquired 100% of the outstanding common stock of Hi Tech Expos, Ltd. d/b/a Twenty First Century Promotions, an Arizona corporation ("Hi Tech"), in exchange for 4,941,175 shares of the Company's common stock. Hi Tech is a trade show marketing and management firm located in Scottsdale, Arizona. The number of shares issued may be increased in the event the Company acquires a specific additional corporation identified in the agreement. The Company has not entered into a definitive agreement with the additional corporation and it is not known at this time whether the additional corporation will be acquired. The Company accounted for this acquisition using the purchase method of accounting. The purchase price of $252,000 exceeded the fair value of net liabilities assumed by $581,635. The excess has been applied to goodwill. In 2003, the Company abandoned its association with Hi Tech Expos.

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

     On October 30, 2003, the Company acquired all of the outstanding membership units in Perceptre LLC consisting of 289,352 units in exchange for 717,833 restricted common shares of the Company at a value equal to $ 3.00 per share. The only asset in Perceptre LLC consists of 215,350 Series B preferred shares of a publicly traded company by the name of Information Architects Corporation.

NOTE 6 - INCOME TAXES

     Current income taxes are computed at statutory rates on pretax income. Deferred taxes would be recorded based on differences in financial statements and taxable income. At December 31, 2003, the Company had elected to carry forward net operating losses for federal and state income tax purposes of approximately $4,450,000 that are available to reduce future taxable income through 2023. As utilization of such operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. These operating losses may be limited to the extent an "ownership change" occurs.

                      GREENTECH USA, INC.. AND SUBSIDIARIES
                     (FORMERLY DYNAMIC IMAGING GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES (CONTINUED)



The components of the deferred tax asset as of December 31, 2003 are as follows:

                                                           2002
                                                       -----------
Deferred Tax Asset:
  Net Operating Loss Carryforward ................     $ 2,242,385

  Less: Valuation Allowance ......................      (2,242,385)
                                                       -----------

Net Deferred Tax .................................     $         -
                                                       ===========

NOTE 7 - RELATED PARTY TRANSACTIONS

DUE FROM RELATED PARTIES

     The Company advanced funds to a company affiliated through common officers and a former officer of the Company. The advances are non-interest bearing and are payable on demand. At December 31, 2003, advances to these amounted to $13,500.

DUE TO RELATED PARTIES

     Certain shareholders and related individuals of the Company advanced the Company funds for operations. At December 31, 2003, the Company owed these related parties $1,136,448. These amounts are non-interest bearing, non-collateralized, and are payable on demand.

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

                      GREENTECH USA, INC.. AND SUBSIDIARIES
                     (FORMERLY DYNAMIC IMAGING GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' DEFICIT (CONTINUED)

PREFERRED STOCK (CONTINUED)

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

During the year the Company cancelled 37,000 shares of preferred shares.

COMMON STOCK

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

                      GREENTECH USA, INC.. AND SUBSIDIARIES
                     (FORMERLY DYNAMIC IMAGING GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' DEFICIT (CONTINUED)

COMMON STOCK (CONTINUED)

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

     In May 2003, the Company issued 1,500,000 shares of restricted common stock to three of its executives in conjunction with their employment agreements. The Company recorded as an expense $ 150,000 in relation to the stock issued.

                      GREENTECH USA, INC.. AND SUBSIDIARIES
                     (FORMERLY DYNAMIC IMAGING GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' DEFICIT (CONTINUED)

COMMON STOCK (CONTINUED)

     During the period ended September 30, 2003 a total of 33,549,725 shares of common stock were issued to settle debt amounting to $ 670,991 of the Company.

     During 2003 the Company issued a total of 5,000,000 shares to shareholders of WIE to complete the acquisition of the Company.

     During 2003 the Company converted 204,250 of its Series A Preferred shares into 3,485,663 common shares.

     The Company issued 7,000,000 shares of common stock in 2003 to satisfy its purchase of the assets and liabilities of Silver Star Management, Inc. in 2002.

     In October 2003 the Company issued 28,099,900 to convert $ 561,995 in notes payable.

     In October 2003 the company reverse split the stock 1 share for every 25 owned at that time by the shareholders of record.

     In October 2003 the Company issued 717,833 shares of restricted common shares in connection with the purchase of Perceptre LLC.

     In January 2004 the Company passed a resolution to convert approximately $1,000,000 of notes payable owing as of December 31, 2003 to Series A Preferred Stock.

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

                                   Years Ended December 31,
                                   2003              2002
                                 ------            ------
     Expected dividend yield        0%               0%
     Risk-free interest rate      4.03%             4.03%
     Annualized volatility         168%             150%
     Expected life, in years         5               5

                      GREENTECH USA, INC.. AND SUBSIDIARIES
                     (FORMERLY DYNAMIC IMAGING GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' DEFICIT (CONTINUED)

STOCK OPTIONS (CONTINUED)

     Stock option activity for the years ended December 31, 2003 and 2002 is summarized as follows:

                                     Number of    Weighted average
                                      shares       exercise price
                                   ---------    ----------------
Outstanding at December 31, 2000 ....  1,800,000         $ 0.800
    Granted .........................  1,000,000           0.001
    Exercised ...................          -            -
    Canceled .......... .........          -            -

                                     Number of    Weighted average
                                      shares       exercise price
                                   ---------    ----------------
Outstanding at December 31, 2001 ....  2,800,000           0.800
    Granted .........................  1,500,000           0.001
    Exercised .....................        -            -
    Canceled ....................          -            -
                                       ---------         -------

Outstanding at December 31, 2002 and 2003
                                 ....  4,300,000         $ 0.68
                                       =========         =======

     The following table summarizes the Company's stock options outstanding at December 31, 2003:

               Options outstanding             Options exercisable
       ----------------------------------    ----------------------

                      Weighted      Weighted          Weighted
 Range of              average      average           average
 exercise             remaining     exercise          exercise
  price       Number   life          price    Number    price
 ----------  ---------    --------    ---------    --------
$  0.001    2,500,000    9.00      $0.001   2,500,000    $  0.001
    0.80    1,800,000    6.50       0.800   1,800,000       0.800
-----------------------------------------------------------------
            4,300,000                             4,300,000
            =========                             =========

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

                      GREENTECH USA, INC.. AND SUBSIDIARIES
                     (FORMERLY DYNAMIC IMAGING GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' DEFICIT (CONTINUED)

STOCK OPTIONS (CONTINUED)

     The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

     The following table presents pro forma net loss and per share amounts as if the fair value method had been applied to employee stock options granted:

                                    Years Ended December 31,
                                      2003              2002
                              -------------    -------------
Net loss:
 As reported ..........  ..      $ (1,589,300) $  (1,205,749)
 Pro forma ................        (1,695,800)    (1,312,249)
Basic and Diluted loss per common share:
   As reported .............   $       (0.68)   $       (0.11)
   Pro forma ...............           (0.72)           (0.11)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

                      GREENTECH USA, INC.. AND SUBSIDIARIES
                     (FORMERLY DYNAMIC IMAGING GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

COMMITMENTS: (CONTINUED)

UNPAID PAYROLL TAXES

     As of December 31, 2003, the Company has not paid payroll taxes to the Internal Revenue Service. In event of non-payment, the IRS has the right to file a notice of Federal tax lien. As of December 31, 2003, the Company has accrued $149,041 related to these liabilities.

OPERATING LEASE

     The Company leases approximately 10,000 square feet of office and warehouse in Fort Lauderdale, Florida pursuant to an operating lease, which calls for a minimum annual rental of $ 60,000 or $ 5,000 per month plus applicable sales taxes and common area costs. The lease expires April of 2008s

     Minimum annual payments during the life of the lease is $ 60,000 per year.

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