Form 10KSB/A
period 2003-12-31
GREENTECH USA INC
filed 2004-04-22
CIK 1079250

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greentech USA, Inc. and Subsidiaries, as of December 31, 2003, and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced losses from operations totaling $7,133,573 since inception, has cash used in operations of $1,775,818 in 2003, and has a working capital deficiency of $814,143 at December 31, 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/Russell & Atkins
                                        Russel & Atkins, LLP
                                        Certified Public Accountants
Oklahoma City, Oklahoma
April 15, 2004

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