Form 10QSB
period 2004-03-31
GREENTECH USA INC
filed 2004-05-19
CIK 1079250

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               March 31, 2004
Commission file number:                     0-26449



                               GREENTECH USA, INC.
                ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                        65-0824805
    -------------------------              -------------------------------
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

                                    Yes X     No
                                       ----     -----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 2004, 5,409,856 shares of common stock, $.001 par value per share.

                               GREENTECH USA, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2004
                                      INDEX




PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet (Unaudited)
                  March 31, 2004 and December 31, 2003(Audited)...3
      Consolidated Statements of Operations (Unaudited)
                  For the Three Ended
                  March 31, 2004 and 2003.........................4
      Consolidated Statements of Cash Flows (Unaudited)
                  For the Three Months Ended
                  March 31, 2004 and 2003.........................5

      Notes to Consolidated Financial Statements..................6-10

      Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations......11-14

      Item 3 - Controls and Procedures............................14

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings.............................    14

      Item 2 - Changes in Securities.........................    14

      Item 3 - Default upon Senior Securities................    14

      Item 4 - Submission of Matters to a Vote of
               Security Holders..............................    14

      Item 6 - Exhibits and Reports on Form 8-K..............    15

      Signatures.............................................    15

      Certifications.........................................    16,17


GREENTECH USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------  --------------

                                                   March 31,      December 31,
                                                     2004             2003
                                                 (UNAUDITED)       (AUDITED)
ASSETS

CURRENT
Cash                                            $    -           $    -
Accounts receivable                              1,067,795        684,191
Inventories                                            921            921
Due from related parties                            43,223         16,278
--------------------------------------------------------------- -------------

Total Current Assets                             1,111,939        701,390
-----------------------------------------------------------------------------

INVESTMENTS                                      2,153,499      2,153,499
-----------------------------------------------------------------------------

FIXED - AT COST
Property and equipment - net                        40,280         45,693
-----------------------------------------------------------------------------

OTHER - AT COST
Goodwill                                           502,000        502,000
Patents                                          1,000,000            -
-----------------------------------------------------------------------------

Total Other Assets                               1,502,000        502,000
-----------------------------------------------------------------------------

Total Assets                                   $ 4,807,718     $3,402,582
-----------------------------------------------------------------------------


  The accompanying notes are an integral part of these financial statements.

GREENTECH USA, INC. AND SUBSIDIARIES
(FORMERLY Greentech GROUP, INC.)
CONSOLIDATED BALANCE SHEET
AS AT DECEMBER 31, 2003
----------------------------------------------------------------------------

                                                  March 31,      December 31,
                                                     2004             2003
                                                 (UNAUDITED)       (AUDITED)

LIABILITIES AND SHAREHOLDER EQUITY

LIABILITIES

CURRENT
Bank indebtedness                               $ 452,391    $   544,015
Accounts payable and accrued charges              261,165        186,498
Accrued salaries                                   20,234         21,234
Payroll taxes payable                             153,414        149,041
Notes payable                                     200,161      1,143,122
Due to related parties                             25,845         15,638
----------------------------------------------------------------------------

Total Current Liabilities                       1,113,210      2,059,548
----------------------------------------------------------------------------


SHAREHOLDER EQUITY
Preferred stock, no par value, authorized
  - 4,000,000,
 - issued and outstanding - none                   -                -
Series A Convertible preferred stock,
    no par value,
 authorized - 6,000,000, issued and outstanding
 - 282,000(December 31, 2003)                     28,200         28,200
Series C preferred stock issuable
            (5,714,892 shares)                     5,715            -
Common stock, authorized - 100,000,000,
   par value $ .001
 - issued and outstanding - 5,409,856
     (December 31, 2003 - 4,697,838)               5,410          4,698
Common stock issuable - 973,275 shares
        (December 31, 2003 - 967,460)                973            967
Additional paid in capital                    10,737,028      8,466,742
Deficit                                       (7,058,818)    (7,133,573)
Unrealized loss on investment                    (24,000)       (24,000)
----------------------------------------------------------------------------

Total Shareholder Equity                       3,694,508      1,343,034
----------------------------------------------------------------------------

Total Liabilities and Shareholder Equity     $ 4,807,718     $3,402,582
----------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

                      GREENTECH USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               For the Three Months
                                                    Ended
                                                  March 31,
                                ------------------------------------------
                                                  2004          2003
                                ------------------------------------------
REVENUE                                       $   759,805     $    463,110

COST OF SALES                                     135,818          211,592
                                               ----------        ---------

GROSS MARGIN                                      623,987          251,518
                                               ----------        ---------

OPERATING EXPENSES:
Advertising and Promotion                          16,981           13,318
Consulting Fees                                    60,335           27,759
Contract Labor                                     84,515           34,391
Depreciation & Amortization                         5,413           35,946
Professional Fees                                  16,205            3,000
Rent and Occupancy                                 29,828           24,487
Salaries and Benefits                              68,665           44,300
Selling, General and
   Administrative                                 160,622          163,655
                                               ----------        ---------

Total Operating Expenses                          442,564          346,856
                                               ----------        ---------

INCOME(LOSS) FROM OPERATIONS                      181,423          (95,338)

OTHER EXPENSES:
Interest and finance costs                        106,669           43,439
                                               ----------        ---------

NET INCOME(LOSS)                              $    74,754       $ (138,777)
                                               ==========         ========

Weighted Average Common
 Stock Outstanding                              5,167,300        53,724,607
                                               ==========        ==========

Net Earnings(Loss) per Share -
 Basic and Diluted                            $      .014       $    (0.000)
                                                =========         =========

The accompanying notes are an integral part of these financial statements.

                      GREENTECH USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                               For the Three Months
                                                    Ended
                                                  March 31,
                                ------------------------------------------
                                                  2004          2003
                                ------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income(Loss)                                $   74,754    $ (138,777)
    Adjustments to Reconcile Net Loss to
    Net Cash Flows Used in Operating Activities:
      Depreciation                                       5,413        35,946
      Issuance of stock for services                    40,000          -
      Beneficial Interest Expense Recognized
      for Conversion of Debt for Common Stock              -          17,744
    (Increase) Decrease in:
      Accounts receivable                             (383,604)      (15,497)
      Inventories                                          -             453
      Due from related parties                         (26,944)      (21,000)
    Increase (Decrease) in:
      Accounts payable and accrued charges              74,667        41,381
      Accrued salaries                                  (1,000)        7,000
      Payroll taxes payable                              4,373         5,650
      Customer deposits                                    -          23,327
      Due to related parties - net of repayment         10,206        12,630
                                                     ---------      --------

Net Cash Flows Used in Operating
           Activities                                 (202,135)      (31,143)
                                                     ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquistion of patent - net                        (50,000)          -
     Acquisition of Property and Equipment                 -          (4,606)
                                                     ---------      --------

Net Cash Flows Used in Investing Activities            (50,000)       (4,606)
                                                     ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net Proceeds from Notes Payable(1)                343,759        63,744
                                                     ---------      --------

Net Cash Flows Provided by Financing Activities        343,759        63,744
                                                     ---------      --------

Net (Decrease) Increase in Cash                         91,624       27,995

Cash and bank indebtedness - Beginning of Period      (544,015)       48,046
                                                     ---------      --------

Cash and bank indebtedness - End of Period          $ (452,391)    $  41,571
                                                     =========      ========
(1) Converted to Preferred Stock


The accompanying notes are an integral part of these financial statements.

                      GREENTECH USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               March 31, 2004
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND GOING CONCERN

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2003 and notes thereto contained in the Report on Form 10-KSB of Greentech USA, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results for the full fiscal year ending December 31, 2003.

     As reflected in the accompanying consolidated financial statements, the Company incurred net losses since inception of $7,058,818, has cash used in operations of $ 202,135 for the three months ended March 31, 2004, has working capital of $ 407,896 of which $875,000 was settled by payment of stock and not cash leaving a real working capital deficiency of $ 467,104 as at March 31, 2004, and has unpaid payroll taxes. The ability of the Company to continue as a going concern is dependent on achieving profitable operations and obtaining additional equity and/or debt financing. Management's plans include finding additional revenue sources and the seeking of merger candidates. The Company also needs financing to complete its plans and will pursue obtaining funding through private placements of debt or equity offerings. There can be no assurance that the Company's efforts will be successful. The Company has been rearranging it's current note debt by exchanging such debt for stock. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                      GREENTECH USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               March 31, 2004
                                   (UNAUDITED)


NOTE 2 - ACQUISITIONS


     On March 11,  2004,  the  Company  acquired a unique  patent  from  Housing
Innovations for $ 1,000,000 which was paid for with cash of $ 50,000 and the balance payable consisting of 23,750 Series C Preferred stock which has a 10 to 1 conversion right. The patent involves a process to manufacture plastic housing units for use in the construction industry.

NOTE 3 - RELATED PARTY TRANSACTIONS

     The Company advanced funds to certain companies affiliated through common ownership. The advances are non-interest bearing and are payable on demand. At March 31, 2004, advances to these companies amounted to $43,223.

     Certain shareholders of the Company and a company related through common ownership from time to time, advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of March 31, 2004, amounts due to these related parties amounted to $25,845.

     Included in accounts receivable is $875,000 due from Information Architects Corporation a company controlled by Perceptre, LLC which is owned by Greentech. This amount was paid by the issuance of 12,500,000 shares of Information Architect's stock in May 2004.

     Included in gross revenue is $ 455,000 earned from services provided to Information Architects Corporation

NOTE 4 - PROPERTY AND EQUIPMENT

     At March 31, 2004, property and equipment and related accumulated depreciation consisted of the following:

Furniture and fixtures                                   $        19,297
Machinery and Equipment                                           62,372
Displays                                                          77,679
Leasehold Improvements                                            10,032
                                                          ---------------
                                                                 169,380
Less: Accumulated depreciation                                  (129,100)
                                                          ---------------

Total                                                    $        40,280
                                                          ===============

NOTE 5 - MARKETABLE EQUITY SECURITIES

     Marketable equity securities are classified into one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are acquired and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold to maturity. All other securities not included in the trading and held-to-maturity categories are available-for-sale securities. Management determines the appropriate classifications of marketable equity securities at the time they are acquired and evaluates the continuing appropriateness of the classification at each balance sheet date. At March 31, 2004, the Company held only available-for-sale securities, which are reported at fair value which the Company estimated as $0, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

                  GREENTECH USA, INC AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               March 31, 2004
                                   (UNAUDITED)


NOTE 6 - CONVERTIBLE NOTE AND LOAN PAYABLE

     In January 2004 the Company issued a convertible debenture for approximately $927,000 in advances by an individual. Additional advances have been made and will be included. The total of advances by this individual is $1,286,719 as at March 31, 2004. The individual has agreed to convert this debt to convertible preferred Series C stock of the Company.


NOTE 7 - SEGMENT INFORMATION

     Information with respect to these reportable business segments for the three months ended March 31, 2004 and 2003 is as follows:

       For the three Months Ended March 31, 2004

--------------------------------------------------------------------------------
             Trade Show                               Automobile &
             Displays &    E-Commerce                  Small Part  Consolidated
              Graphics     Solutions    Trade Show    Manufacturing     Total
--------------------------------------------------------------------------------
Net Revenues   $753,887      $5,918       $   -         $  -          $ 759,805
             ==========  ============     ========    ========    ==============

Net(Loss)
  Income      $ 92,401     $5,667      $(24,209)     $   895        $    74,754
             ==========  ============    =========    ========    =============

Total Asset  $4,687,429    $ 83,033     $  37,137     $    119       $4,807,718
             =========== ============    =========    ========    =============

For the three Months Ended March 31, 2003

--------------------------------------------------------------------------------
             Trade Show                               Automobile &
             Displays &    E-Commerce                  Small Part  Consolidated
              Graphics     Solutions    Trade Show    Manufacturing     Total
--------------------------------------------------------------------------------
Net Revenues  $358,400      $104,710      $  -        $     -         $463,110
           ===========    ==========    ==========    ===========    ==========

Net (Loss)
 Income       $(87,013)     $ 63,262      $(32,681)      $(82,345)   $(138,777)
           ===========    ==========    ==========    ===========    ==========

Total
 Assets       $168,455       $74,301      $600,712       $516,716    $1,360,184
           ===========    ==========    ==========    ===========    ==========

                      GREENTECH USA, INC AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               March 31, 2004
                                   (UNAUDITED)

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

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002. The adoption of the disclosure provisions of Statement 148 as of March 31, 2004 did not have a material impact on the Company's financial condition or results of operations.

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

                      GREENTECH USA, INC AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               March 31, 2004
                                   (UNAUDITED)

NOTE 8 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS(continued)

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

     We have  increased  staff to handle  the  increased  management  charges to
Information Architects and the increase business from displays without increasing other costs significantly. We are presently reevaluating our business structure and are planning to either obtain capital required to resume normal business operations or to acquire complimentary businesses in exchange for shares of our common stock. However, there can be no assurance that we will be successful in achieving profitability or acquiring additional capital or that such capital, if available, will be on terms and conditions favorable to us.

     In March 2004 the Company acquired a unique patent from Housing Innovations. This patent is to be used in connection with the manufacture of modular plastic housing for the home construction industry and could have tremendous potential for the future if the Company can raise sufficient funds to undertake the manufacture of the modular units.

Critical Accounting Policies

     Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for Greentech USA includes revenue recognition and accounting for stock based compensation.

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

     Three months ended March 31, 2004 compared to Three months ended March 31, 2003.

Gross Revenue

     Net sales for the three months ended March 31, 2004 were $759,805 as compared to net sales of $463,110 for the three months ended March 31, 2003. The increase in revenue is mainly due to management and administration fees charged to Information Architects Corp a related entity.

Operating Expenses

     Advertising and promotion was $16,981 for the three months ended March 31, 2004 as compared to $13,318 for the three months ended March 31, 2003. This increase is due to our continuing efforts to increase the sales of our trade show display and graphics division.

     Consulting fees were $60,335 for the three months ended March 31, 2004 as compared to $27,759 for the three months ended September 30, 2002. During the three months ended March 31, 2004, substantially all of our consulting fees were incurred from the outsource graphic design services for our trade show display division.

     Contract labor expenses include costs and commissions related to our sales force that is comprised of both direct employees of the Company (included in salaries) and independent sales representatives. Contract labor also includes costs of certain individuals related to administration and purchasing who are engaged on a contractual basis. Contract labor expenses were $84,515 for the three months ended March 31, 2004 as compared to $34,391 for the three months ended March 31, 2003. The increase in contract labor is attributable to a reclassification of certain individuals who do contract work for the Company as opposed to being employees.

     Depreciation for the three months ended March 31, 2004 was $5,413 as compared to $35,945 for the comparable period of 2003. The decrease is directly attributable to the sale of certain of the assets of the automotive division.

     Professional fees were $16,205 for the three months ended March 31, 2004 as compared to $3,000 for the three months ended March 31, 2003. The increase is attributable to the fact that we had additional accounting costs for the period.

     Rent and occupancy costs which includes utilities for the three months ended March 31, 2004 was $29,287 as compared to $24,487 for the three months ended March 31, 2003 The increase is soley due to additional office rentals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Salaries were $68,665 for the three months ended March 31, 2004 as compared to $44,300 for the three months ended March 31, 2003. This increase was due to increased sales personnel for our displays and graphics subsidiaries.

     Selling, general and administrative expenses, which include travel and entertainment, insurance, auto, telephone and other expenses were $160,622 for the three months ended March 31, 2004 as compared to $163,655 for the three
months  ended   March  31,  2003.

    Other  Expenses

     Interest and finance costs were $106,669 for the three months ended March 31, 2004 as compared to $43,439 for the three months ended March 31, 2003. During the three months ended March 31, 2004, we recorded no beneficial interest as compared with $17,744 for the three months ended March 31, 2003. The increase in this three month period is solely due to the costs paid for obtaining future financing for the Company. These costs had to be paid upfront. The anticipated financing in this connection has not been finalized at this point in time.


LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have incurred losses of $7,058,818. Our operations have been funded by the sale of common stock with gross proceeds of approximately $1,000,000 since inception. Additionally, we signed convertible debentures and note agreements and borrowed approximately $3,500,000 from third parties and related parties. These funds were used for working capital and capital expenditures.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         We are not involved in any material litigation

Item 2.  Changes in Securities


     During the three months ended March 31, 2004, 200,000 shares of shares of the Company's restricted common stock was issued to a consultant at a price of $0.20 per share.



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

(b) Reports of Form 8-K

                None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GREENTECH USA, INC.

Dated:   May 18, 2004               By: /s/ Roland Breton
                               ----------------------------------------
                                Roland Breton, Chief Executive Officer
                                 and President

                                   CERTIFICATION .........Exhibit 31.1


         I, Roland Breton, certify that:

     1. I have reviewed this Form 10-QSB of Greentech USA, Inc.;

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

Date: May 18, 2004

/s/Roland Breton
President, Principal Financial
and Accounting Officer

                                                              Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Form 10-QSB of Greentech USA, Inc.(the "Company") on Form 10-QSB for the three months ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Roland Breton, Chief Executive and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/Roland Breton
Roland Breton
Chief Executive, Principal Financial
and Accounting Officer
May 18, 2004

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