Form 10QSB
period 2004-06-30
GREENTECH USA INC
filed 2004-08-19
CIK 1079250

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               June 30, 2004
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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 2004, 8,890,316 shares of common stock, $.001 par value per share.

                               GREENTECH USA, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2004
                                      INDEX




PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet (Unaudited)
                  June 30, 2004 and December 31, 2003(Audited)...3
      Consolidated Statements of Operations (Unaudited)
                  For the Six Months Ended
                  June 30, 2004 and 2003.........................4
      Consolidated Statements of Cash Flows (Unaudited)
                  For the Six Months Ended
                  June 30, 2004 and 2003.........................5

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


GREENTECH USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------

                                                   June 30,      December 31,
                                                     2004             2003
                                                 (UNAUDITED)       (AUDITED)
ASSETS

CURRENT
Cash                                            $   99,268       $    -
Marketable securities                            2,526,986            -
Accounts receivable                                803,639        684,191
Inventories                                            921            921
Due from related parties                           222,873         16,278
Prepaid expenses                                     1,442            -
--------------------------------------------------------------- -------------

Total Current Assets                             3,655,129        701,390
-----------------------------------------------------------------------------

INVESTMENTS                                      2,153,499      2,153,499
-----------------------------------------------------------------------------

FIXED - AT COST
Property and equipment - net                        43,286         45,693
-----------------------------------------------------------------------------

OTHER - AT COST
Goodwill                                         1,519,191        502,000
Patents                                          1,000,000            -
-----------------------------------------------------------------------------

Total Other Assets                               2,519,191        502,000
-----------------------------------------------------------------------------

Total Assets                                   $ 8,371,105     $3,402,582
-----------------------------------------------------------------------------


  The accompanying notes are an integral part of these financial statements.

GREENTECH USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
----------------------------------------------------------------------------

                                                  June 30,      December 31,
                                                     2004             2003
                                                 (UNAUDITED)       (AUDITED)

LIABILITIES AND SHAREHOLDER EQUITY

LIABILITIES

CURRENT
Bank indebtedness                             $   420,212    $   544,015
Accounts payable and accrued charges              456,074        186,498
Accrued salaries                                   20,234         21,234
Payroll taxes payable                             160,209        149,041
Notes payable                                     416,693      1,143,122
Due to related parties                             24,055         15,638
----------------------------------------------------------------------------

Total Current Liabilities                       1,497,477      2,059,548
----------------------------------------------------------------------------


SHAREHOLDER EQUITY
Preferred stock, no par value, authorized
  - 4,000,000,
 - issued and outstanding - none                   -                -
Series A Convertible preferred stock,
    no par value,
 authorized - 6,000,000, issued and outstanding
 - 282,000(December 31, 2003)                     28,200         28,200
Series C preferred stock issuable
            (5,794,892 shares)                     5,795            -
Common stock, authorized - 100,000,000,
   par value $ .001
 - issued and outstanding - 8,890,316
     (December 31, 2003 - 4,697,838)               8,890          4,698
Common stock issuable -
        (December 31, 2003 - 967,460)               -               967
Additional paid in capital                    12,037,040      8,466,742
Deficit                                       (6,984,922)    (7,133,573)
Unrealized gain(loss) on investments           1,778,625        (24,000)
----------------------------------------------------------------------------

Total Shareholder Equity                       6,873,628      1,343,034
----------------------------------------------------------------------------

Total Liabilities and Shareholder Equity     $ 8,371,105     $3,402,582
----------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

                      GREENTECH USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                         For the Three Months          For the Six Months
                                Ended                       Ended
                               June 30,                    June 30,
                      ----------------------------------------------------
                          2004         2003           2004          2003
                      ----------------------------------------------------
REVENUE                $ 1,083,290  $  583,080   $ 1,843,095   $ 1,046,190

COST OF SALES              164,495     120,489       300,313       332,081
                        ----------    --------    ----------     ---------

GROSS MARGIN               918,795     462,591     1,542,782       714,109
                        ----------    --------    ----------     ---------

OPERATING EXPENSES:
Advertising and Promotion   16,855     114,115        33,836       127,433
Consulting Fees            543,600       8,702       603,935        36,461
Contract Labor              72,318     117,721       156,833       152,112
Depreciation                 5,559      33,145        10,972        69,091
Professional Fees           26,842       9,500        43,047        12,500
Rent and Occupancy          43,924      39,903        73,752        64,390
Salaries and Benefits       41,711     327,728       110,376       372,028
Selling, General and
   Administrative           76,693     219,136       237,315       382,791
                        ----------   ---------    ----------     ---------

Total Operating Expenses   827,502     869,950     1,270,066     1,216,806
                        ----------   ---------    ----------     ---------

INCOME(LOSS) FROM
 OPERATIONS                 91,293    (407,359)      272,716      (502,697)

OTHER EXPENSES:
Interest expense             6,232     191,302       112,901       234,741
Writedown of subsidiary     11,165        -           11,165          -
                        ----------   ---------    ----------     ---------

NET INCOME(LOSS)        $   73,896  $ (598,661)  $   148,650    $ (737,438)
                        ==========   =========    ==========      ========

Weighted Average Common
 Stock Outstanding       8,766,904  59,845,100    7,080,556     56,785,285
                        ==========  ==========   ==========     ==========

Net Earnings(Loss) per Share -
 Basic and Diluted      $    .008  $      (.01)  $      .02   $     (0.013)
                        =========   ==========    =========      =========

The accompanying notes are an integral part of these financial statements.

                      GREENTECH USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                               For the Six Months
                                                    Ended
                                                  June 30,
                                ------------------------------------------
                                                  2004          2003
                                ------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income(Loss)                                $  148,650    $ (737,438)
    Adjustments to Reconcile Net Loss to
    Net Cash Flows Used in Operating Activities:
      Depreciation                                      10,972        69,091
      Issuance of stock for services                   542,600       150,000
      Beneficial Interest Expense Recognized
      for Conversion of Debt for Common Stock              -         181,647
    (Increase) Decrease in:
      Marketable securities                           (724,361)         -
      Accounts receivable                             (119,448)     (106,326)
      Inventories                                          -             453
      Due from related parties                        (205,595)         (650)
    Increase (Decrease) in:
      Accounts payable and accrued charges             269,576        71,661
      Accrued salaries                                  (1,000)       27,700
      Payroll taxes payable                             11,168        12,180
      Customer deposits                                    -          59,174
      Due to related parties - net of repayment         19,417        75,695
                                                     ---------      --------

Net Cash Flows Used In Operating
           Activities                                  (48,021)      (196,061)
                                                     ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of patent - net                       (50,000)          -
     Acquisition of Property and Equipment - net        (7,798)       (7,341)
                                                     ---------      --------

Net Cash Flows Used in Investing Activities            (57,798)       (7,341)
                                                     ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in Notes Payable(1)                    328,890       168,046
                                                      ---------      -------

Net Cash Flows Provided by(Used In) Financing
          Activities                                   328,890       168,046
                                                     ---------      --------

Net (Decrease) Increase in Cash                        223,071       (35,356)

Cash and bank indebtedness - Beginning of Period      (544,015)       48,046
                                                     ---------      --------

Cash and bank indebtedness - End of Period          $ (320,944)    $  41,571
                                                     =========      ========
(1) Converted to Preferred Stock


The accompanying notes are an integral part of these financial statements.

                      GREENTECH USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               June 30, 2004
                                   (UNAUDITED)


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

     As reflected in the accompanying consolidated financial statements, the Company incurred net losses since inception of $7,039,030, has cash provided used in operations of $ 48,021 for the six months ended June 30, 2004, and has unpaid payroll taxes. The ability of the Company to continue as a going concern is dependent on achieving profitable operations and obtaining additional equity and/or debt financing. Management's plans include finding additional revenue sources and the seeking of merger candidates. The Company also needs financing to complete its plans and will pursue obtaining funding through private placements of debt or equity offerings. There can be no assurance that the Company's efforts will be successful. The Company has been rearranging it's current note debt by exchanging such debt for stock. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                      GREENTECH USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               June 30, 2004
                                   (UNAUDITED)


NOTE 2 - ACQUISITIONS


     On March 11,  2004,  the  Company  acquired a unique  patent  from  Housing
Innovations for $ 1,000,000 which was paid for with cash of $ 50,000 and the balance payable consisting of 23,750 Series C Preferred stock which has a 10 to 1 conversion right. The patent involves a process to manufacture plastic housing units for use in the construction industry.

     On April 30, 2004, the Company acquired all of the stock of Sterling Fine Arts, Inc.("Sterling") for $ 1,000,000. The Company is to issue 80,000 Series C Preferred stock which has a 10 to 1 conversion right and assumption of $ 200,000 of debt. Sterling is a company that does contract and specialty printing.

NOTE 3 - RELATED PARTY TRANSACTIONS

     The Company advanced funds to certain companies affiliated through common ownership. The advances are non-interest bearing and are payable on demand. At June 30, 2004, advances to these companies amounted to $223,873.

     Certain shareholders of the Company and a company related through common ownership from time to time, advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of June 30, 2004, amounts due to these related parties amounted to $196,139.

     Included in accounts receivable is $610,000 due from Information Architects Corporation a company controlled by Perceptre, LLC which is owned by Greentech.

     Included in gross revenue is $ 910,000 earned from services provided to Information Architects Corporation

NOTE 4 - PROPERTY AND EQUIPMENT

     At June 30, 2004, property and equipment and related accumulated depreciation consisted of the following:

Furniture and fixtures                                   $        19,297
Machinery and Equipment                                           70,937
Displays                                                          77,679
Leasehold Improvements                                            10,032
                                                          ---------------
                                                                 177,945
Less: Accumulated depreciation                                  (134,659)
                                                          ---------------

Total                                                    $        43,286
                                                          ===============

NOTE 5 - MARKETABLE EQUITY SECURITIES

     Marketable equity securities are classified into one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are acquired and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold to maturity. All other securities not included in the trading and held-to-maturity categories are available-for-sale securities. Management determines the appropriate classifications of marketable equity securities at the time they are acquired and evaluates the continuing appropriateness of the classification at each balance sheet date. At June 30, 2004, the Company held only available-for-sale securities, which are reported at fair value which the Company estimated as $2,526,986, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

                  GREENTECH USA, INC AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               June 30, 2004
                                   (UNAUDITED)


NOTE 6 - CONVERTIBLE NOTE AND LOAN PAYABLE

     In January 2004 the Company issued a convertible debenture for approximately $927,000 in advances by an individual. Additional advances have been made and will be included. The total of advances by this individual was $1,286,719 as at March 31, 2004. These advances have been converted to convertible preferred Series C stock of the Company.


NOTE 7 - SEGMENT INFORMATION

     Information with respect to these reportable business segments for the six months ended June, 2004 and 2003 is as follows:

       For the Six Months Ended June 30, 2004


                              Net            Net          Total
                            Revenue       Income(Loss)    Assets
---------------------------------------------------------------------------
Trade show displays
 & Graphics              $ 1,720,824     $  145,333     $ 8,214,339

E-Commerce Solutions          39,374         38,951         111,017

Printing & reproduction       82,897         (1,155)         37,903

Trade shows                     -           (35,374)          7,727

Automotive                      -               895             119
                           ----------     ---------      ----------

Totals                   $ 1,843,095     $  148,650     $ 8,371,105
                          ==========     ==========      ==========

For the Six Months Ended June 30, 2003


                              Net            Net          Total
                            Revenue       Income(Loss)    Assets
---------------------------------------------------------------------------
Trade show displays
 & Graphics              $   662,770     $ (698,926)     $  772,769

E-Commerce Solutions         165,758         85,144          16,988

Trade shows                  217,662         15,230         280,366

Automotive                      -          (138,886)        266,027
                           ----------     ---------      ----------

Totals                   $ 1,046,190     $ (737,438)    $ 1,336,150
                          ==========     ==========      ==========

                       GREENTECH USA, INC AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (UNAUDITED)

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

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002. The adoption of the disclosure provisions of Statement 148 as of June 30, 2004 did not have a material impact on the Company's financial condition or results of operations.

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

                       GREENTECH USA, INC AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (UNAUDITED)

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

     Six months ended June 30, 2004 compared to six months ended June 30, 2003.

Gross Revenue

     Net sales for the six months ended June 30, 2004 were $1,846,095 as compared to net sales of $1,046,190 for the six months ended March 31, 2003. The increase in revenue is mainly due to management and administration fees charged to Information Architects Corp a related entity of approximately $ 910,000.

Operating Expenses

     Advertising and promotion was $33,836 for the six months ended June 30, 2004 as compared to $127,433 for the six months ended June 30, 2004. This decrease is mainly due to the fact that our trade show division did not operate and we have no activity also in the automotive division since all the assets in this division were sold in 2003.

     Consulting fees were $603,935 for the six months ended June 30, 2004 as compared to $36,461 for the six months ended June 30, 2003. During the six months ended June 30, 2004, substantially all of the consulting fees that were incurred resulted from the issuance of common stock($542,600) and the balance incurred from the outsource graphic design services for our trade show display division.

     Contract labor expenses include costs and commissions related to our sales force that is comprised of both direct employees of the Company (included in salaries) and independent sales representatives. Contract labor also includes costs of certain individuals related to administration and purchasing who are engaged on a contractual basis. Contract labor expenses were $156,833 for the six months ended June 30, 2004 as compared to $152,112 for the six months ended June 30, 2003.

     Depreciation for the six months ended June 30, 2004 was $10,972 as compared to $69,091 for the comparable period of 2003. The decrease is directly attributable to the sale of certain of the assets of the automotive division in 2003.

     Professional fees were $43,047 for the six months ended June 30, 2004 as compared to $12,500 for the six months ended June 30, 2003. The increase is attributable to the Company incurring certain legal costs and other outside professional services in this period as opposed to the same period in 2003.

     Rent and occupancy costs which includes utilities for the six months ended June 30, 2004 was $73,752 as compared to $64,390 for the six months ended June 30, 2003 The increase is solely due to additional office rentals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Salaries were $110,376 for the six months ended June 30, 2004 as compared to $372,028 for the six months ended June 30, 2003. This substantial decrease was due to the fact that the trade show division and automotive division are not operating and the reliance on outside consultants.

     Selling, general and administrative expenses, which include travel and entertainment, insurance, auto, telephone and other expenses were $237,315 for the six months ended June 30, 2004 as compared to $382,791 for the six
months  ended   June  30,  2003.

    Other  Expenses

     Interest and finance costs were $112,901 for the six months ended June 30, 2004 as compared to $234,741 for the six months ended June 30, 2003. During the six months ended June 30, 2004, we recorded no beneficial interest as compared with $191,302 for the six months ended June 30, 2003. The decrease in this six month period is solely due to the fact that in 2003 a large portion of existing debt was converted to stock.


LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have incurred losses of approximately $7,000,000. Our operations have been funded by the sale of common stock with gross proceeds of approximately $1,000,000 since inception. Additionally, we signed convertible debentures and note agreements and borrowed approximately $3,500,000 from third parties and related parties. These funds were used for working capital and capital expenditures.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         We are not involved in any material litigation

Item 2.  Changes in Securities


     During the six months ended June 30, 2004, 3,519,460 shares of shares of the Company's restricted common stock was issued to various consultants at a price of $0.20 per share.



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

                                     GREENTECH USA, INC.

Dated:   August 19, 2004               By: /s/ Roland Breton
                               ----------------------------------------
                                Roland Breton, Chief Executive Officer
                                 and President

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

     (b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: August 19, 2004

/s/Roland Breton
President, Principal Financial
and Accounting Officer

                                                              Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Form 10-QSB of Greentech USA, Inc.(the "Company") on Form 10-QSB for the six months ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Roland Breton, Chief Executive and Principal Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/Roland Breton
Roland Breton
Chief Executive, Principal Financial
and Accounting Officer
August 19, 2004

     A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.


section left blank intentionally)