Form 10KSB/A
period 2003-12-31
GREENTECH USA INC
filed 2004-10-15
CIK 1079250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-KSB/A

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


                                    CONTENTS




Consolidated Unaudited Financial Statements:

    Consolidated Balance Sheet...............................................F-3

    Consolidated Statements of Operations....................................F-4

    Consolidated Statement of Changes in Stockholders' Deficit...............F-5

    Consolidated Statements of Cash Flows....................................F-6

Notes to Consolidated Financial Statements...........................F-7 to F-21

     The financial statements are undergoing a second review by the auditors and as such the Company has been instructed until such review is complete that the financial statements be marked unaudited. It may be that no adjustments are to be made and are probably unlikely, as such the Company expects the revised financial statements to be reissued in a few days

GREENTECH USA, INC. AND SUBSIDIARIES
(FORMERLY Greentech GROUP, INC.)
CONSOLIDATED BALANCE SHEET
AS AT DECEMBER 31, 2003
(UNAUDITED)
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

GREENTECH USA, INC. AND SUBSIDIARIES
(FORMERLY Greentech GROUP, INC.)
CONSOLIDATED BALANCE SHEET
AS AT DECEMBER 31, 2003
(UNAUDITED)
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

GREENTECH USA, INC. AND SUBSIDIARIES
(FORMERLY Greentech GROUP, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2003
(UNAUDITED)
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

GREENTECH USA, INC. AND SUBSIDIARIES
(FORMERLY Greentech GROUP, INC.)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2003
(UNAUDITED)
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

-----------------------------------------------------------------------------
GREENTECH USA, INC. AND SUBSIDIARIES
(FORMERLY DYNAMIC IMAGING GROUP, INC.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT - 1
FROM DECEMBER 31, 2000 TO DECEMBER 31, 2003
(UNAUDITED)
-----------------------------------------------------------------------------

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


GREENTECH USA, INC. AND SUBSIDIARIES
(FORMERLY DYNAMIC IMAGING GROUP, INC.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT - 2
FROM DECEMBER 31, 2000 TO DECEMBER 31, 2003
(UNAUDITED)
------------------------------------------------------------------------------

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