Form 10QSB
period 2004-09-30
GREENTECH USA INC
filed 2004-11-26
CIK 1079250

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               September 30, 2004
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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 2004, 9,518,174 shares of common stock, $.001 par value per share.

                               GREENTECH USA, INC.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
                                      INDEX




PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet (Unaudited)
                  September 30, 2004 and December 31, 2003(Audited)...3
      Consolidated Statements of Operations (Unaudited)
                  For the Nine Months Ended
                  September 30, 2004 and 2003.........................4
      Consolidated Statements of Cash Flows (Unaudited)
                  For the Nine Months Ended
                  September 30, 2004 and 2003.........................5

      Notes to Consolidated Financial Statements... ...............6-10

      Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations......11-14

      Item 3 - Controls and Procedures..............   ..............14

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings.................................    14

      Item 2 - Changes in Securities.............................    14

      Item 3 - Default upon Senior Securities....................    14

      Item 4 - Submission of Matters to a Vote of
               Security Holders..................................    14

      Item 6 - Exhibits and Reports on Form 8-K..................    15

      Signatures.................................................    15

      Certifications...........................................    16,17


GREENTECH USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------

                                                 September 30,     December 31,
                                                     2004             2003
                                                 (UNAUDITED)       (AUDITED)
ASSETS

CURRENT
Cash                                            $    -           $    -
Marketable securities                            2,080,774            -
Accounts receivable                              1,240,992        684,191
Inventories                                            921            921
Due from related parties                           343,619         16,278
Prepaid expenses                                     1,442            -
--------------------------------------------------------------- -------------

Total Current Assets                             3,667,748        701,390
-----------------------------------------------------------------------------

INVESTMENTS                                      2,153,499      2,153,499
-----------------------------------------------------------------------------

FIXED - AT COST
Property and equipment - net                       116,378         45,693
-----------------------------------------------------------------------------

OTHER - AT COST
Goodwill                                         2,141,873        502,000
Patents                                          1,000,000            -
-----------------------------------------------------------------------------

Total Other Assets                               3,141,873        502,000
-----------------------------------------------------------------------------

Total Assets                                   $ 9,079,498     $3,402,582
-----------------------------------------------------------------------------


  The accompanying notes are an integral part of these financial statements.

GREENTECH USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
----------------------------------------------------------------------------

                                                  September 30,   December 31,
                                                     2004             2003
                                                 (UNAUDITED)       (AUDITED)

LIABILITIES AND SHAREHOLDER EQUITY

LIABILITIES

CURRENT
Bank indebtedness                             $   459,453    $   544,015
Accounts payable and accrued charges              615,834        186,498
Accrued salaries                                   20,234         21,234
Payroll taxes payable                             169,221        149,041
Notes payable                                     182,772      1,143,122
Due to related parties                            320,781         15,638
----------------------------------------------------------------------------

Total Current Liabilities                       1,768,295      2,059,548
----------------------------------------------------------------------------


SHAREHOLDER EQUITY
Preferred stock, no par value, authorized
  - 4,000,000,
 - issued and outstanding - none                   -                -
Series A Convertible preferred stock,
    no par value,
 authorized - 6,000,000, issued and outstanding
 - 282,000(December 31, 2003)                     28,200         28,200
Series C preferred stock issuable
            (5,807,392 shares)                     5,807            -
Common stock, authorized - 100,000,000,
   par value $ .001
 - issued and outstanding - 9,518,174
     (December 31, 2003 - 4,697,838)               9,518          4,698
Common stock issuable -
        (December 31, 2003 - 967,460)               -               967
Additional paid in capital                    12,643,135      8,466,742
Deficit                                       (6,754,770)    (7,133,573)
Unrealized gain(loss) on investments           1,379,313        (24,000)
----------------------------------------------------------------------------

Total Shareholder Equity                       7,311,203      1,343,034
----------------------------------------------------------------------------

Total Liabilities and Shareholder Equity     $ 9,079,498     $3,402,582
----------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

                      GREENTECH USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                         For the Three Months          For the Nine Months
                                Ended                       Ended
                            September 30,               September 30,
                      ----------------------------------------------------
                          2004         2003           2004          2003
                      ----------------------------------------------------
REVENUE                $ 1,024,591  $  537,755   $ 2,867,686   $ 1,583,945

COST OF SALES              175,061     255,138       475,374       587,219
                        ----------    --------    ----------     ---------

GROSS MARGIN               849,530     282,617     2,392,312       996,726
                        ----------    --------    ----------     ---------

OPERATING EXPENSES:
Advertising and Promotion   19,052     131,854        52,888       259,287
Consulting Fees             77,435     344,072       681,370       380,533
Contract Labor              91,624     (95,167)      248,457        56,945
Depreciation                 9,415     (42,279)       20,387        26,812
Professional Fees           28,243       8,660        71,290        21,160
Rent and Occupancy          36,783      44,668       110,535       109,058
Salaries and Benefits      185,018     (48,394)      295,394       323,634
Selling, General and
   Administrative          142,081    (113,486)      379,396       269,305
                        ----------   ---------    ----------     ---------

Total Operating Expenses   589,651     229,928     1,859,717     1,446,734
                        ----------   ---------    ----------     ---------

INCOME(LOSS) FROM
 OPERATIONS                259,879      52,689       532,595      (450,008)

OTHER EXPENSES:
Loss on sale of assets        -         27,372         -            27,372
Writedown of goodwill         -        125,000         -           125,000
Interest expense            29,727      72,711       142,628       307,452
Writedown of subsidiary     11,165        -           11,165          -
                        ----------   ---------    ----------     ---------

NET INCOME(LOSS)        $  218,984  $ (172,394)  $   378,802    $ (909,832)
                        ==========   =========    ==========      ========

Weighted Average Common
 Stock Outstanding       7,951,373  66,887,070     7,776,573    55,478,437
                        ==========  ==========    ==========    ==========

Net Earnings(Loss) per Share -
 Basic and Diluted      $    .028  $     (.003)  $     .049   $     (0.016)
                        =========   ==========    =========      =========

The accompanying notes are an integral part of these financial statements.

                      GREENTECH USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                               For the Nine Months
                                                    Ended
                                                September 30,
                                ------------------------------------------
                                                  2004          2003
                                ------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income(Loss)                                $  378,802    $ (909,832)
    Adjustments to Reconcile Net Income (Loss) to
    Net Cash Flows Used in Operating Activities:
      Depreciation                                      20,387        26,812
      Issuance of stock for services                   649,335       150,000
      Beneficial Interest Expense Recognized
      for Conversion of Debt for Common Stock              -         181,647
      Issuance of stock on conversion of debt                         23,109
      Gain on sale of securities                      (319,406)         -
      Writedown of goodwill                                -         125,000
      (Increase) Decrease in assets:
      Marketable securities                           (805,000)         -
      Accounts receivable                             (556,801)     (165,950)
      Inventories                                          -          (1,917)
      Due from related parties                        (327,341)      (73,537)
      Prepaid expenses                                  (1,442)       (7,361)
    Increase (Decrease) in:
      Accounts payable and accrued charges             429,336       (85,006)
      Accrued salaries                                  (1,000)      112,008
      Payroll taxes payable                             20,180        17,416
      Customer deposits                                    -          80,793
      Due to related parties - net of repayment        305,143       174,263
                                                     ---------      --------

Net Cash Flows Used In Operating
           Activities                                 (207,807)     (352,555)
                                                     ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds on sale of marketable securities         446,945           -
     Acquisition of wholly-owned subsidiaries         (420,678)          -
     Proceeds from sale of assets                         -          411,165
     Purchase of goodwill                                 -         (250,000)
     Acquisition of patent - net                       (50,000)          -
     Acquisition of Property and Equipment - net       (10,266)       (7,337)
                                                     ---------      --------

Net Cash Flows Provided By (Used in) Investing
 Activities                                            (33,999)      153,828
                                                     ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Net change in Notes Payable(1)               (34,252)      151,823
     Additional advances converted to stock            360,620
                                                      ---------      -------

Net Cash Flows Provided by Financing
          Activities                                   326,368       151,823
                                                     ---------      --------

Net (Decrease) Increase in Cash                         84,562       (46,904)

Cash and bank indebtedness - Beginning of Period      (544,015)       48,046
                                                     ---------      --------

Cash and bank indebtedness - End of Period          $ (459,453)    $   1,142
                                                     =========      ========
(1) Converted to Preferred Stock


The accompanying notes are an integral part of these financial statements.

                      GREENTECH USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               September 30, 2004
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND GOING CONCERN

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2003 and notes thereto contained in the Report on Form 10-KSB of Greentech USA, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results for the full fiscal year ending December 31, 2003.

     As reflected in the accompanying consolidated financial statements, the Company incurred net losses since inception of $6,754,770, has cash used in operations of $207,807 for the nine months ended September 30, 2004, and has unpaid payroll taxes. The ability of the Company to continue as a going concern is dependent on achieving profitable operations and obtaining additional equity and/or debt financing. Management's plans include finding additional revenue sources and the seeking of merger candidates. The Company also needs financing to complete its plans and will pursue obtaining funding through private placements of debt or equity offerings. There can be no assurance that the Company's efforts will be successful. The Company has been rearranging it's current note debt by exchanging such debt for stock. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

     On July 15, 2004, the Company acquired all of the members' interests of Broadband Oasis, LLC a company involved in wireless technology for $ 500,000. The Company is to issue 12,500 C Preferred stock which has a 10 to 1 conversion right

NOTE 3 - RELATED PARTY TRANSACTIONS

     The Company advanced funds to certain companies affiliated through common or indirect ownership. The advances are non-interest bearing and are payable on demand. At September 30, 2004, advances to these companies amounted to $473,578.

     Certain shareholders of the Company and a company related through common ownership from time to time, advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of Setpember 30, 2004, amounts due to these related parties amounted to $357,211.

     Included  in  accounts   receivable  is  $1,430,000  due  from  Information
Architects Corporation a company controlled by Perceptre, LLC which is owned by Greentech.

     Included in gross revenue is $ 1,430,000 earned from services provided to Information Architects Corporation

NOTE 4 - PROPERTY AND EQUIPMENT

     At September 30, 2004, property and equipment and related accumulated depreciation consisted of the following:

Furniture and fixtures                                   $        19,938
Machinery and Equipment                                          152,802
Displays                                                          77,679
Leasehold Improvements                                            10,032
                                                          ---------------
                                                                 260,451
Less: Accumulated depreciation                                  (144,073)
                                                          ---------------

Total                                                    $       116,378
                                                          ===============

NOTE 5 - MARKETABLE EQUITY SECURITIES

     Marketable equity securities are classified into one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are acquired and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold to maturity. All other securities not included in the trading and held-to-maturity categories are available-for-sale securities. Management determines the appropriate classifications of marketable equity securities at the time they are acquired and evaluates the continuing appropriateness of the classification at each balance sheet date. At September 30, 2004, the Company held only available-for-sale securities, which are reported at fair value estimated to be $2,080,774, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

                  GREENTECH USA, INC AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               September 30, 2004
                                   (UNAUDITED)


NOTE 6 - CONVERTIBLE NOTE AND LOAN PAYABLE

     In January 2004 the Company issued a convertible debenture for approximately $927,000 in advances by an individual. Additional advances have been made and will be included. The total of advances by this individual was $1,646,979 as at September 30, 2004. These advances have been or will be converted to convertible preferred Series C stock of the Company.


NOTE 7 - SEGMENT INFORMATION

     Information with respect to these reportable business segments for the nine months ended September, 2004 and 2003 is as follows:

       For the Nine Months Ended September 30, 2004


                              Net            Net          Total
                            Revenue       Income(Loss)    Assets
---------------------------------------------------------------------------
Trade show displays
 & Graphics              $ 2,635,489     $  424,506     $ 8,836,642

E-Commerce Solutions          66,704         43,109         133,006

Printing & reproduction      153,690        (12,952)         21,835

Trade shows                     -           (35,374)          7,333

Wireless technology           11,803        (41,382)         80,563

Automotive                      -               895             119
                           ----------     ---------      ----------

Totals                   $ 2,867,686     $  378,802     $ 9,079,498
                          ==========     ==========      ==========

For the Nine Months Ended September 30, 2003


                              Net            Net          Total
                            Revenue       Income(Loss)    Assets
---------------------------------------------------------------------------
Trade show displays
 & Graphics              $ 1,103,797     $ (715,320)     $  514,209

E-Commerce Solutions         211,439         66,129          61,034

Trade shows                  256,709         (1,458)        631,191

Automotive                    12,000       (259,183)         17,272
                           ----------     ---------      ----------

Totals                   $ 1,583,945     $ (909,832)    $ 1,223,706
                          ==========     ==========      ==========

                       GREENTECH USA, INC AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               September 30, 2004
                                   (UNAUDITED)

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

                       GREENTECH USA, INC AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               September 30, 2004
                                   (UNAUDITED)

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

     On April 30, 2004, the Company acquired all of the stock of Sterling Fine Arts, Inc.("Sterling") for $ 1,000,000.

     Sterling is a full service whole screen printing and sign company that has been in business for over ten years.


     On July 15, 2004, the Company acquired all of the members' interests in Broadband Oasis, LLC for $ 500,000 in convertible preferred Series C stock of Greentech

     Broadband Oasis is untethered Internet access at broadband speeds and offers fully mobile Internet access at sponsor locations through-out Florida.

     Broadband Oasis offers wireless high-speed Internet access in out-of-office remote locations such as banks, restaurants and other public sites using 802.11b technology. Wireless LAN users can access information from the Internet, accept and send e-mail, and utilize company computing resources from Broadband Oasis location partner locations.

     Broadband Oasis offers the mobile Internet user easy to authenticate and authorize high-speed access. The system's plug-and-play capability and server-based intelligence give users instant-on connectivity without requiring any computer reconfiguration or addition.

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

     Nine months ended September 30, 2004 compared to nine months ended September 30, 2003.

Gross Revenue

     Net sales for the nine months ended September 30, 2004 were $ 2,867,686 as compared to net sales of $1,583,945 for the nine months ended September 30, 2003. The increase in revenue is mainly due to management and administration fees charged to Information Architects Corp a related entity of approximately $ 1,430,000.

Operating Expenses

     Advertising and promotion was $52,888 for the nine months ended September 30, 2004 as compared to $ 259,287 for the nine months ended September 30, 2003. This decrease is mainly due to the fact that our trade show division did not operate and we have no activity also in the automotive division since all the assets in this division were sold in 2003.

     Consulting fees were $681,370 for the nine months ended September 30, 2004 as compared to $380,533 for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, substantially all of the consulting fees that were incurred resulted from the issuance of common stock($650,735) and the balance incurred from the outsource graphic design services for our trade show display division.

     Contract labor expenses include costs and commissions related to our sales force that is comprised of both direct employees of the Company (included in salaries) and independent sales representatives. Contract labor also includes costs of certain individuals related to administration and purchasing who are engaged on a contractual basis. Contract labor expenses were $248,457 for the nine months ended September 30, 2004 as compared to $56,945 for the nine months ended September 30, 2003. In 2003, there were a number of corrections made to the accounting records which caused the expense to drop from June 2003 to the quarter ended September 30, 2003.

     Depreciation for the nine months ended September 30, 2004 was $20,387 as compared to $26,812 for the comparable period of 2003. The decrease is directly attributable to the sale of certain of the assets of the automotive division in 2003.

     Professional fees were $71,290 for the nine months ended September 30, 2004 as compared to $21,160 for the nine months ended September 30, 2003. The increase is attributable to the Company incurring certain legal costs and other outside professional services in this period as opposed to the same period in 2003 and certain underaccruals for 2003 that were picked up in this current quarter.

     Rent and occupancy costs which includes utilities for the nine months ended September 30, 2004 was $110,535 as compared to $109,058 for the nine months ended September 30, 2003. The expense is comparable in that the company occupies the same premises as it occupied in 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Salaries were $295,394 for the nine months ended September 30, 2004 as compared to $323,634 for the nine months ended September 30, 2003. This substantial decrease was due to the fact that the trade show division and automotive division are not operating and the reliance on outside consultants. Additionally, the accounting records for 2003 were completely revised so that the period from June 30, 2003 to September 30, 2003 actually showed a net decrease of $48,394

     Selling, general and administrative expenses, which include travel and entertainment, insurance, auto, telephone and other expenses were $379,396 for the nine months ended September 30, 2004 as compared to $269,305 for the nine months ended September 30, 2003. Again, the accounting records were completely revised in 2003 and the expense for the quarter ended September 30, 2003 decreased by $113,486.

    Other  Expenses

     Interest and finance costs were $142,628 for the nine months ended September 30, 2004 as compared to $307,452 for the nine months ended September 30, 2003. During the nine months ended June 30, 2004, we recorded no beneficial interest as compared with $191,302 for the nine months ended September 30, 2003. The decrease in this nine month period is solely due to the fact that in 2003 a large portion of existing debt was converted to stock.


LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have incurred losses of approximately $6,750,000. Our operations have been funded by the sale of common stock with gross proceeds of approximately $1,000,000 since inception. Additionally, we signed convertible debentures and note agreements and borrowed approximately $3,500,000 from third parties and related parties. These funds were used for working capital and capital expenditures.

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

     During the quarter ended September 30, 2004, the Company issued a total of 627,858 shares of restricted common stock to various consultants at a price of $0.17 per share


Item 3. Defaults Upon Senior Securities

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

                                     GREENTECH USA, INC.

Dated:   November 25, 2004               By: /s/ Roland Breton
                               ----------------------------------------
                                Roland Breton, Chief Executive Officer
                                 and President

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

Date: November 25, 2004

/s/Roland Breton
President, Principal Financial
and Accounting Officer

                                                              Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Form 10-QSB of Greentech USA, Inc.(the "Company") on Form 10-QSB for the nine months ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Roland Breton, Chief Executive and Principal Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/Roland Breton
Roland Breton
Chief Executive, Principal Financial
and Accounting Officer
November 25, 2004

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